Form 10-Q
period 2011-06-30
Nationstar Mortgage LLC
filed 2011-09-19
CIK 1507951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 333-171370

Nationstar Mortgage LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2921540 (IRS Employer Identification No.)

350 Highland Drive Lewisville, TX (Address of principal executive offices)	75067 (Zip Code)
469-549-2000
Registrant’s telephone number, including area code:
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12(b)-2 of the Exchange Act (check one)

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company.)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

FORWARD-LOOKING STATEMENTS
     This report contains “forward-looking statements” within the meaning of the U.S. federal securities laws. Forward-looking statements include, without limitation, statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements, which are not statements of historical facts. When used in this discussion, the words “anticipate,” “appears,” “foresee,” “intend,” “should,” “expect,” “estimate,” “project,” “plan,” “may,” “could,” “will,” “are likely” and similar expressions are intended to identify forward-looking statements. These statements involve predictions of our future financial condition, performance, plans and strategies, and are thus dependent on a number of factors including, without limitation, assumptions and data that may be imprecise or incorrect. Specific factors that may impact performance or other predictions of future actions have, in many but not all cases, been identified in connection with specific forward-looking statements. Except to fulfill our obligations under the U.S. securities laws, we undertake no obligation to update any such statement to reflect events or circumstances after the date on which it is made.
     There are a number of important factors that could cause future results to differ materially from historical performance and these forward looking statements. Factors that might causes such a difference include:
•	the impact of the ongoing implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 on our business activities and practices, costs of operations and overall results of operations;
•	the impact on our servicing practices of enforcement consent orders entered into by 14 of the largest servicers and four federal agencies;
•	the continued deterioration of the residential mortgage market, increase in monthly payments on adjustable rate mortgage loans, adverse economic conditions, decrease in property values or increase in delinquencies and defaults;
•	our ability to compete successfully in the mortgage loan servicing and mortgage loan originations industry;
•	our ability to maintain the size of our servicing portfolio by successfully identifying attractive acquisition opportunities, including mortgage servicing rights, subservicing contracts, servicing platforms and origination platforms;
•	our ability to scale-up appropriately and integrate our acquisitions to realize the anticipated benefits of any such potential future acquisitions;
•	our ability to obtain sufficient capital to meet our financing requirements;
•	our ability to grow our loan origination volume and develop a distributed retail sales channel;
•	the termination of our servicing rights and subservicing contracts;
•	changes to federal, state and local laws and regulations concerning loan servicing, loan origination, loan modification or the licensing of entities that engage in these activities;
•	changes in accounting standards;
•	our ability to meet certain criteria or characteristics under the indentures governing our securitized pools of loans;
•	our ability to follow the specific guidelines of government-sponsored enterprises or a significant change in such guidelines;
•	delays in our ability to collect or be reimbursed for servicing advances;
•	changes to the Home Affordable Modification Program, the Make Home Affordable Plan or other similar government programs;
•	loss of our licenses;

•	changes in our business relationships with Fannie Mae, Freddie Mac, Ginnie Mae and others that facilitate the issuance of mortgage-backed securities;
•	changes to the nature of the guarantees of Fannie Mae and Freddie Mac and the market implications of such changes;
•	errors in our financial models or changes in assumptions;
•	requirement to write down the value of certain assets;
•	changes in prevailing interest rates;
•	our ability to successfully mitigate our risks through hedging strategies;
•	changes to our servicer ratings;
•	the accuracy and completeness of information about borrowers and counterparties;
•	our ability to maintain our technology systems and our ability to adapt such systems for future operating environments;
•	failure of our internal security measures or breach of our privacy protections;
•	failure of our vendors to comply with servicing criteria;
•	the loss of the services of our senior managers;
•	changes to our income tax status;
•	failure to attract and retain a highly skilled work force;
•	increase in legal proceedings and related costs;
•	changes in public opinion concerning mortgage originators or debt collectors; and
•	conflicts of interest with Fortress and the holders of the notes.
     All of the above factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond our control. New factors emerge from time to time, and it is not possible for our management to predict all such factors or to assess the effect of each such new factor on our business.
     Please also refer to Item 1A. Risk Factors to Part II of this report and “Risk Factors” included in our Form S-4 Registration Statement under the Securities Act of 1933 dated August 10, 2011 for further information on these and other factors affecting us.
     Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore any of these statements included herein may prove to be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved.

NATIONSTAR MORTGAGE LLC
QUARTERLY REPORT ON FORM 10-Q

Part 1. Financial Information
Item 1. Financial Statements
NATIONSTAR MORTGAGE LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(thousands of dollars)

	June 30,	December 31,
	2011	2010
	(unaudited)
Assets
Cash and cash equivalents	$2,532	$21,223
Restricted cash (includes $1,417 and $1,472, respectively, of restricted cash, subject to ABS nonrecourse debt)	84,331	91,125
Accounts receivable (includes $2,901 and $2,392, respectively, of accrued interest, subject to ABS nonrecourse debt)	468,072	439,071
Mortgage loans held for sale	262,597	371,160
Mortgage loans held for investment, subject to nonrecourse debt — Legacy Assets, net of allowance for loan losses of $4,426 and $3,298 respectively	255,463	266,840
Mortgage loans held for investment, subject to ABS nonrecourse debt (at fair value)	490,588	538,440
Receivables from affiliates	7,351	8,993
Mortgage servicing rights	151,557	145,062
Property and equipment, net	15,667	8,394
Real estate owned, net (includes $11,787 and $17,509, respectively, of real estate owned, subject to ABS nonrecourse debt)	17,249	27,337
Other assets	35,335	29,536

Total assets	$1,790,742	$1,947,181

Liabilities and members’ equity
Notes payable	$604,770	$709,758
Unsecured senior notes	244,759	244,061
Payables and accrued liabilities(includes $59 and $95, respectively, of accrued interest payable, subject to ABS nonrecourse debt)	78,764	75,054
Derivative financial instruments	8,214	7,801
Derivative financial instruments, subject to ABS nonrecourse debt	14,151	18,781
Nonrecourse debt — Legacy Assets	126,026	138,662
ABS nonrecourse debt (at fair value)	447,845	496,692

Total liabilities	1,524,529	1,690,809
Commitments and contingencies
Total members’ equity	266,213	256,372

Total liabilities and members’ equity	$1,790,742	$1,947,181

See notes to the unaudited consolidated financial statements.

NATIONSTAR MORTGAGE LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(thousands of dollars)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Servicing fee income	$52,886	$41,183	$110,353	$75,273
Other fee income	6,491	3,695	13,710	8,355

Total fee income	59,377	44,878	124,063	83,628
Gain on mortgage loans held for sale	22,822	13,489	43,328	25,918

Total revenues	82,199	58,367	167,391	109,546

Expenses and impairments:
Salaries, wages, and benefits	48,372	33,321	95,295	62,810
General and administrative	15,746	10,789	31,310	19,509
Provision for loan losses	—	—	1,128	—
Loss on foreclosed real estate	2,099	—	4,346	—
Occupancy	2,185	1,889	4,444	3,790

Total expenses and impairments	68,402	45,999	136,523	86,109

Other income (expense):
Interest income	16,727	28,261	35,045	59,594
Interest expense	(25,185)	(31,958)	(50,553)	(61,093)
Loss on interest rate swaps and caps	—	(4,424)	—	(7,203)
Fair value changes in ABS securitizations	(3,613)	(6,573)	(6,265)	(16,329)

Total other income (expense)	(12,071)	(14,694)	(21,773)	(25,031)

Net income/(loss)	$1,726	$(2,326)	$9,095	$(1,594)

See notes to the unaudited consolidated financial statements.

NATIONSTAR MORTGAGE LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF MEMBERS’ EQUITY
AND COMPREHENSIVE INCOME (unaudited)
(thousands of dollars)

		Accumulated Other	Total Members’
	Members’	Comprehensive	Units and
	Units	Income	Members’ Equity

Balance at January 1, 2010	$263,823	$—	$263,823
Cumulative effect of change in accounting principles as of January 1, 2010 related to adoption of new accounting guidance on consolidation of variable interest entities	(8,068)	—	(8,068)
Share-based compensation	12,856	—	12,856
Tax related share-based settlement of units by members	(3,396)	—	(3,396)
Comprehensive loss:
Net loss	(9,914)	—	(9,914)
Change in value of cash flow hedge	—	1,071	1,071

Total comprehensive loss			(8,843)

Balance at December 31, 2010	255,301	1,071	256,372
(unaudited)
Share-based compensation	10,526	—	10,526
Distribution to parent	(3,900)		(3,900)
Tax related share-based settlement of units by members	(4,809)		(4,809)
Comprehensive income:
Net income	9,095	—	9,095
Change in value of cash flow hedge	—	(1,071)	(1,071)

Total comprehensive income			8,024

Balance at June 30, 2011	$266,213	$—	$266,213

See notes to the unaudited consolidated financial statements.

NATIONSTAR MORTGAGE LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(thousands of dollars)

	Six months
	Ended June 30,
	2011	2010

Operating activities
Net income/(loss)	$9,095	$(1,594)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Share-based compensation	10,526	419
Gain on mortgage loans held for sale	(43,328)	(25,918)
Provision for loan losses	1,128	—
Loss on foreclosed real estate	4,346	—
Loss on equity method investments	521	—
Loss/(gain) or ineffectiveness on interest rate swaps and caps	(1,416)	7,203
Fair value changes in ABS securitizations	6,265	16,329
Depreciation and amortization	1,560	850
Change in fair value on mortgage servicing rights	11,722	2,341
Amortization of debt discount	6,446	10,392
Amortization of premiums/discounts	(2,424)	(2,455)
Mortgage loans originated and purchased, net of fees	(1,378,039)	(1,192,333)
Cost of loans sold, net of fees	1,490,814	1,128,200
Principal payments/prepayments received and other changes in mortgage loans originated as held for sale	24,849	2,037
Changes in assets and liabilities:
Accounts receivable, net	(29,001)	69,460
Receivables from affiliates	1,642	9,417
Other assets	(2,319)	(1,554)
Payables and accrued liabilities	3,710	24,802

Net cash provided by operating activities	116,097	47,596
Continued on following page.

NATIONSTAR MORTGAGE LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Continued)
(thousands of dollars)

	Six Months Ended
	June 30,
	2011	2010

Investing activities
Principal payments received and other changes on mortgage loans held for investment, subject to ABS nonrecourse debt	$14,285	$13,434
Property and equipment additions, net of disposals	(8,833)	(1,853)
Acquisition of equity method investee	(6,600)	—
Purchase of mortgage servicing rights	(232)	—
Proceeds from sales of real estate owned	20,002	55,324

Net cash provided by investing activities	18,622	66,905

Financing activities
Transfers from/(to) restricted cash, net	6,794	1,760
Issuance of unsecured notes, net of issue discount	—	243,012
(Increase)/decrease in notes payable	(104,988)	(265,815)
Repayment of non-recourse debt — Legacy assets	(14,693)	(23,516)
Repayment of ABS nonrecourse debt	(29,085)	(67,059)
Distribution to parent	(3,900)	—
Debt financing costs	(2,729)	(11,714)
Tax related share-based settlement of units by members	(4,809)	—

Net cash used in financing activities	(153,410)	(123,332)

Net increase (decrease) in cash and cash equivalents	(18,691)	(8,831)
Cash and cash equivalents at beginning of period	21,223	41,645

Cash and cash equivalents at end of period	$2,532	$32,814

Supplemental disclosures of noncash activities
Transfer of mortgage loans held for investment, subject to nonrecourse debt — Legacy Assets to real estate owned	$3,675	$10,504
Transfer of mortgage loans held for sale to real estate owned	90	—
Transfer of mortgage loans held for investment, subject to ABS nonrecourse debt to real estate owned	9,616	27,332
Mortgage servicing rights resulting from sale or securitization of mortgage loans	17,985	9,749
See notes to the unaudited consolidated financial statements.

NATIONSTAR MORTGAGE LLC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(thousands of dollars, unless otherwise stated)
1. Nature of Business and Basis of Presentation
Nature of Business
Nationstar Mortgage LLC’s (Nationstar or the Company) principal business is the origination and selling or securitization of single-family conforming mortgage loans to government-sponsored entities and the servicing of residential mortgage loans for others.
The sale or securitization of mortgage loans typically involves Nationstar retaining the right to service the mortgage loans that it sells. The servicing of mortgage loans includes the collection of principal and interest payments and the assessment of ancillary fees related to the servicing of mortgage loans. Additionally, Nationstar may occasionally obtain additional servicing rights through the acquisition of servicing portfolios from third parties.
Basis of Presentation
The interim consolidated financial statements include the accounts of Nationstar, formerly Centex Home Equity Company, LLC (CHEC), a Delaware limited liability company, and its wholly owned subsidiaries and those variable interest entities (VIEs) where Nationstar is the primary beneficiary. Nationstar applies the equity method of accounting to investments when the entity is not a VIE and Nationstar is able to exercise significant influence, but not control, over the policies and procedures of the entity but owns less than 50% of the voting interests. Intercompany balances and transactions have been eliminated. Results of operations, assets and liabilities of VIEs are included from the date that the Company became the primary beneficiary. Nationstar is a subsidiary of FIF HE Holdings LLC (FIF), a subsidiary of Fortress Private Equity Funds III and IV (Fortress). In addition, certain prior period amounts have been reclassified to conform to the current period presentation.
The interim consolidated financial statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods have been included. The consolidated interim financial statements of Nationstar have been prepared in accordance with generally accepted accounting principles (GAAP) for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form S-4 Registration Statement dated August 10, 2011. The results of operations for the three and six month periods ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. Nationstar evaluated subsequent events through the date these interim consolidated financial statements were issued.

2. Recent Accounting Developments
Accounting Standards Update No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (Update No. 2011-02). Update No. 2011-02 is intended to reduce the diversity in identifying troubled debt restructurings (TDRs), primarily by clarifying certain factors around concessions and financial difficulty. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that: 1) the restructuring constitutes a concession; and 2) the debtor is experiencing financial difficulties. The clarifications will generally result in more restructurings being considered troubled. The amendments in this update will be effective for interim and annual periods beginning after June 15, 2011, with retrospective application to the beginning of the annual period of adoption. The adoption of Update No. 2011-02 is not expected to have a material impact on Nationstar’s financial condition, liquidity or results of operations.
Accounting Standards Update No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements (Update No. 2011-03). Update No. 2011-03 is intended to improve the accounting and reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. This amendment removes the criterion pertaining to an exchange of collateral such that it should not be a determining factor in assessing effective control, including (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not changed by the amendments in the update. The amendments in this update will be effective for interim and annual periods beginning after December 15, 2011. The adoption of Update No. 2011-03 is not expected to have a material impact on Nationstar’s financial condition, liquidity or results of operations.
Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (Update No. 2011-04). Update No. 2011-04 is intended to provide common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. The changes required in this update include changing the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this update are to be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. The adoption of Update No. 2011-04 is not expected to have a material impact on Nationstar’s financial condition, liquidity or results of operations.
Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (Update No. 2011-05). Update No. 2011-05 is intended to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. Update No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and now requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this update are to be applied retrospectively and are effective for interim and annual periods beginning after December 15, 2011. The adoption of Update No. 2011-05 is not expected to have a material impact on Nationstar’s financial condition, liquidity or results of operations.
3. Variable Interest Entities and Securitizations
Nationstar has been the transferor in connection with a number of securitizations or asset-backed financing arrangements, from which Nationstar has continuing involvement with the underlying transferred financial assets. Nationstar aggregates these securitizations or asset-backed financing arrangements into two groups: 1) securitizations of residential mortgage loans and 2) transfers accounted for as secured borrowings.
On securitizations of residential mortgage loans, Nationstar’s continuing involvement typically includes acting as servicer for the mortgage loans held by the trust and holding beneficial interests in the trust. Nationstar’s responsibilities as servicer include, among other things, collecting monthly payments, maintaining escrow accounts, providing periodic reports and managing insurance in exchange for a contractually specified servicing fee. The beneficial interests held consist of both subordinate and residual securities that were retained at the time of the securitization. Prior to January 1, 2010, each of these securitization trusts were considered QSPEs, and these trusts were excluded from Nationstar’s consolidated financial statements.

Nationstar also maintains various agreements with special purpose entities (SPEs), under which Nationstar transfers mortgage loans and/or advances on residential mortgage loans in exchange for cash. These SPEs issue debt supported by collections on the transferred mortgage loans and/or advances. These transfers do not qualify for sale treatment because Nationstar continues to retain control over the transferred assets. As a result, Nationstar accounts for these transfers as financings and continues to carry the transferred assets and recognizes the related liabilities on Nationstar’s consolidated balance sheets. Collections on the mortgage loans and/or advances pledged to the SPEs are used to repay principal and interest and to pay the expenses of the entity. The holders of these beneficial interests issued by these SPEs do not have recourse to Nationstar and can only look to the assets of the SPEs themselves for satisfaction of the debt.
Prior to January 1, 2010, Nationstar evaluated each SPE for classification as a QSPE. QSPEs were not consolidated in Nationstar’s consolidated financial statements. When an SPE was determined to not be a QSPE, Nationstar further evaluated it for classification as a VIE. When an SPE met the definition of a VIE, and when it was determined that Nationstar was the primary beneficiary, Nationstar included the SPE in its consolidated financial statements.
A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary, which is the entity that, through its variable interests has both the power to direct the activities of a VIE that most significantly impact the VIEs economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.
Effective January 1, 2010, new accounting guidance eliminated the concept of a QSPE and all existing SPEs are now subject to new consolidation guidance. Upon adoption of this new accounting guidance, Nationstar identified certain securitization trusts where Nationstar, through its affiliates, continued to hold beneficial interests in these trusts. These retained beneficial interests obligate Nationstar to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant. In addition, Nationstar as Master Servicer on the related mortgage loans, retains the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE. When it is determined that Nationstar has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE, the assets and liabilities of these VIEs are included in Nationstar’s consolidated financial statements. Upon consolidation of these VIEs, Nationstar derecognized all previously recognized beneficial interests obtained as part of the securitization, including any retained investment in debt securities, mortgage servicing rights, and any remaining residual interests. In addition, Nationstar recognized the securitized mortgage loans as mortgage loans held for investment, subject to ABS nonrecourse debt, and the related asset-backed certificates (ABS nonrecourse debt) acquired by third parties as ABS nonrecourse debt on Nationstar’s consolidated balance sheet. The net effect of the accounting change on January 1, 2010 members’ equity was an $8.1 million charge to members’ equity.
As a result of market conditions and deteriorating credit performance on these consolidated VIEs, Nationstar expects minimal to no future cash flows on the economic residual. Under existing GAAP, Nationstar would be required to provide for additional allowances for loan losses on the securitization collateral as credit performance deteriorated, with no offsetting reduction in the securitization’s debt balances, even though any nonperformance of the assets will ultimately pass through as a reduction of amounts owed to the debt holders, once they are extinguished. Therefore, Nationstar would be required to record accounting losses beyond its economic exposure.
To more accurately represent the future economic performance of the securitization collateral and related debt balances, Nationstar elected the fair value option provided for by ASC 825-10, Financial Instruments-Overall. This option was applied to all eligible items within the VIE, including mortgage loans held for investment, subject to ABS nonrecourse debt, and the related ABS nonrecourse debt.
Subsequent to this fair value election, Nationstar no longer records an allowance for loan loss on mortgage loans held for investment, subject to ABS nonrecourse debt. Nationstar continues to record interest income in Nationstar’s consolidated statement of operations on these fair value elected loans until they are placed on a nonaccrual status when they are 90 days or more past due. The fair value adjustment recorded for the mortgage loans held for investment is classified within fair value changes of ABS securitizations in Nationstar’s consolidated statement of operations.
Subsequent to the fair value election for ABS nonrecourse debt, Nationstar continues to record interest expense in Nationstar’s consolidated statement of operations on the fair value elected ABS nonrecourse debt. The fair value adjustment recorded for the ABS nonrecourse debt is classified within fair value changes of ABS securitizations in Nationstar’s consolidated statement of operations.

Under the existing pooling and servicing agreements of these securitization trusts, the principal and interest cash flows on the underlying securitized loans are used to service the asset-backed certificates. Accordingly, the timing of the principal payments on this nonrecourse debt is dependent on the payments received on the underlying mortgage loans and liquidation of real estate owned.
Nationstar consolidates the SPEs created for the purpose of issuing debt supported by collections on loans and advances that have been transferred to it as VIEs, and Nationstar is the primary beneficiary of these VIEs. Nationstar consolidates the assets and liabilities of the VIEs onto its consolidated financial statements.
A summary of the assets and liabilities of Nationstar’s transactions with VIEs included in Nationstar’s consolidated financial statements as of June 30, 2011 and December 31, 2010 is presented in the following table (in thousands):

		Transfers
		Accounted for as
	Securitization	Secured
June 30, 2011	Trusts	Borrowings	Total
ASSETS
Restricted cash	$1,417	$34,086	$35,503
Accounts receivable	2,901	255,563	258,464
Mortgage loans held for investment, subject to nonrecourse debt	—	246,800	246,800
Mortgage loans held for investment, subject to ABS nonrecourse debt	490,588	—	490,588
Real estate owned	11,787	5,366	17,153

Total Assets	$506,693	$541,815	$1,048,508

LIABILITIES
Notes payable	$—	$210,704	$210,704
Payables and accrued liabilities	59	1,035	1,094
Outstanding servicer advances(1)	31,662	—	31,662
Derivative financial instruments	—	7,456	7,456
Derivative financial instruments, subject to ABS nonrecourse debt	14,151	—	14,151
Nonrecourse debt—Legacy Assets	—	126,026	126,026
ABS nonrecourse debt	447,845	—	447,845

Total Liabilities	$493,717	$345,221	$838,938

		Transfers
		Accounted for as
	Securitization	Secured
December 31, 2010	Trusts	Borrowings	Total
ASSETS
Restricted cash	$1,472	$32,075	$33,547
Accounts receivable	2,392	286,808	289,200
Mortgage loans held for investment, subject to nonrecourse debt	—	261,305	261,305
Mortgage loans held for investment, subject to ABS nonrecourse debt	538,440	—	538,440
Real estate owned	17,509	9,505	27,014

Total Assets	$559,813	$589,693	$1,149,506

LIABILITIES
Notes payable	$—	$236,808	$236,808
Payables and accrued liabilities	95	1,173	1,268
Outstanding servicer advances(1)	32,284	—	32,284
Derivative financial instruments	—	7,801	7,801
Derivative financial instruments, subject to ABS nonrecourse debt	18,781	—	18,781
Nonrecourse debt—Legacy Assets	—	138,662	138,662
ABS nonrecourse debt	497,289	—	497,289

Total Liabilities	$548,449	$384,444	$932,893

(1)	Outstanding servicer advances consists of principal and interest advances paid by Nationstar to cover scheduled payments and interest that have not been timely paid by borrowers. These outstanding servicer advances are eliminated upon the consolidation of the securitization trusts.
A summary of the outstanding collateral and certificate balances for securitization trusts, including any retained beneficial interests and mortgage servicing rights, that were not consolidated by Nationstar for the periods ending June 30, 2011 and December 31, 2010 is presented in the following table (in thousands).

	June 30, 2011	December 31, 2010
Total collateral balance	$3,848,722	$4,038,978
Total certificate balance	3,876,273	4,026,844
Total mortgage servicing rights at fair value	26,319	26,419
Nationstar has not retained any variable interests in the unconsolidated securitization trusts that were outstanding as of June 30, 2011 or 2010, and therefore does not have a significant maximum exposure to loss related to these unconsolidated VIEs.
A summary of mortgage loans transferred to unconsolidated securitization trusts that are 60 days or more past due and the credit losses incurred in the unconsolidated securitization trusts are presented below (in thousands):

	Six months Ended		Six months Ended
	June 30, 2011		June 30, 2010
	Principal Amount		Principal Amount
	of Loans		of Loans
	60 Days or More		60 Days or More
	Past Due	Credit Losses	Past Due	Credit Losses
Total securitization Trusts	$751,431	$120,290	$811,515	$104,471

Certain cash flows received from securitization trusts accounted for as sales for the dates indicated were as follows (in thousands):

	For the three months ended				For the six months ended
	June 30, 2011		June 30, 2010		June 30, 2011		June 30, 2010
	Servicing		Servicing		Servicing		Servicing
	Fees	Loan	Fees	Loan	Fees	Loan	Fees	Loan
	Received	Repurchases	Received	Repurchases	Received	Repurchases	Received	Repurchases
Total securitization trusts	$7,621	$—	$5,469	$—	$15,359	$—	$12,497	$—
4. Consolidated Statement of Cash Flows-Supplemental Disclosure
Total interest paid for the six months ended June 30, 2011 and 2010, was approximately $45.8 million and $60.4 million, respectively.
5. Accounts Receivable
Accounts receivable consist primarily of accrued interest receivable on mortgage loans and securitizations, collateral deposits on surety bonds, and advances made to unconsolidated securitization trusts, as required under various servicing agreements related to delinquent loans, which are ultimately paid back to Nationstar from such trusts.
Accounts receivable consist of the following (in thousands):

	June 30,	December 31,
	2011	2010

Delinquency advances	$163,302	$148,752
Corporate and escrow advances	270,566	233,432
Insurance deposits	1,750	6,390
Accrued interest (includes $2,901 and $2,392, respectively, subject to ABS nonrecourse debt)	4,651	4,302
Receivables from trusts	8,016	30,095
Other	19,787	16,100

Total accounts receivable	$468,072	$439,071

6. Mortgage Loans Held for Sale and Investment
Mortgage loans held for sale
Mortgage loans held for sale consist of the following (in thousands):

	June 30,	December 31,
	2011	2010

Mortgage loans held for sale — unpaid principal balance	$254,183	$366,880
Mark-to-market adjustment	8,414	4,280

Total mortgage loans held for sale	$262,597	$371,160

Mortgage loans held for sale on a nonaccrual status are presented in the following table for the periods indicated (in thousands):

	June 30,	December 31,
	2011	2010

Mortgage loans held for sale — Non-performing	$1,925	$2,016

A reconciliation of the changes in mortgage loans held for sale to the amounts presented in the consolidated statements of cash flows for the dates indicated is presented in the following table (in thousands):

	For the six months ended
	June 30, 2011	June 30, 2010

Mortgage loans held for sale — beginning balance	$371,160	$203,131
Mortgage loans originated and purchased, net of fees	1,378,039	1,192,333
Cost of loans sold, net of fees	(1,490,814)	(1,128,200)
Principal payments received on mortgage loans held for sale and other changes	4,500	8,388
Transfer of mortgage loans held for sale to real estate owned	(288)	—

Mortgage loans held for sale — ending balance	$262,597	$275,652

Mortgage loans held for investment, subject to nonrecourse debt- Legacy Assets, net
Mortgage loans held for investment principally consist of nonconforming or subprime mortgage loans securitized which serve as collateral for the issued debt. These loans were transferred on October 1, 2009, from mortgage loans held for sale at fair value on the transfer date, as determined by the present value of expected future cash flows, with no valuation allowance recorded. The difference between the undiscounted cash flows expected and the investment in the loan is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at transfer are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the transfer are recognized prospectively through adjustment of the yield on the loans over the remaining life. Decreases in expected cash flows subsequent to transfer are recognized as a valuation allowance.
An allowance for loan losses is established by recording a provision for loan losses in the consolidated statement of operations when management believes a loss has occurred on a loan held for investment. When management determines that a loan held for investment is partially or fully uncollectible, the estimated loss is charged against the allowance for loan losses. Recoveries on losses previously charged to the allowance are credited to the allowance at the time the recovery is collected.
Nationstar accounts for the loans that were transferred to held for investment from held for sale during October 2009 in a manner similar to ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. At the date of transfer, management evaluated such loans to determine whether there was evidence of deterioration of credit quality since acquisition and if it was probable that Nationstar would be unable to collect all amounts due according to the loan’s contractual terms. The transferred loans were aggregated into separate pools of loans based on common risk characteristics (loan delinquency). Nationstar considers expected prepayments, and estimates the amount and timing of undiscounted expected principal, interest, and other cash flows for each aggregated pool of loans. Nationstar determines the excess of the pool’s scheduled contractual principal and contractual interest payments over all cash flows expected as of the transfer date as an amount that should not be accreted (nonaccretable difference). The remaining amount is accreted into interest income over the remaining life of the pool of loans (accretable yield).
Over the life of the transferred loans, management continues to estimate cash flows expected to be collected. Nationstar evaluates at the balance sheet date whether the present value of the loans determined using the effective interest rates has decreased, and if so, records an allowance for loan loss. The present value of any subsequent increase in the transferred loans cash flows expected to be collected is used first to reverse any existing allowance for loan loss related to such loans. Any remaining increase in cash flows expected to be collected are used to adjust the amount of accretable yield recognized on a prospective basis over the remaining life of the loans.
Nationstar accounts for its allowance for loan losses for all other mortgage loans held for investment in accordance with ASC 450-20, Loss Contingencies. The allowance for loan losses represents management’s best estimate of probable losses inherent in the loans held for investment portfolio. Mortgage loans held for investment portfolio is comprised primarily of large groups of homogeneous residential mortgage loans. These loans are evaluated based on the loan’s present delinquency status. The estimate of probable losses on these loans considers the rate of default of the loans and the amount of loss in the event of default. The rate of default is based on historical experience related to the migration of these from each delinquency category to default over a twelvemonth period. The entire allowance is available to absorb probable credit losses from the entire held for investment portfolio.
Mortgage loans held for investment, subject to nonrecourse debt- Legacy Assets, net as of the dates indicated include (in thousands):

	June 30,	December 31,
	2011	2010

Mortgage loans held for investment, subject to nonrecourse debt- Legacy Assets, net — unpaid principal balance	$393,469	$412,398
Transfer discount
Accretable	(23,867)	(25,219)
Non-accretable	(109,713)	(117,041)
Allowance for loan losses	(4,426)	(3,298)

Total mortgage loans held for investment, subject to nonrecourse debt-Legacy Assets, net	$255,463	$266,840

Over the life of the loan pools, Nationstar continues to estimate cash flows expected to be collected. Nationstar considers expected prepayments and estimates the amount and timing of undiscounted expected principal, interest, and other cash flows (expected as of the transfer date) for each aggregate pool of loans. Nationstar evaluates at the balance sheet date whether the present value of its loans determined using the effective interest rates has decreased and, if so, recognizes a valuation allowance subsequent to the transfer date. The present value of any subsequent increase in the loan pool’s actual cash flows expected to be collected is used first to reverse any existing valuation allowance for that loan pool. Any remaining increase in cash flows expected to be collected adjusts the amount of accretable yield recognized on a prospective basis over the loan pool’s remaining life.

The changes in accretable yield on loans transferred to mortgage loans held for investment, subject to nonrecourse debt- Legacy Assets were as follows (in thousands):

	June 30,	December 31,
	2011	2010
Balance at the beginning of the period	$25,219	$22,040
Additions	—	—
Accretion	(2,177)	(4,082)
Reclassifications from (to) nonaccretable discount	825	7,261
Disposals	—	—
Balance at the end of the period	$23,867	$25,219

Nationstar may periodically modify the terms of any outstanding mortgage loans held for investment, subject to nonrecourse debt-Legacy Assets, net for loans that are either in default or in imminent default. Modifications often involve reduced payments by borrowers, modification of the original terms of the mortgage loans, forgiveness of debt and/or increased servicing advances. As a result of the volume of modification agreements entered into, the estimated average outstanding life in this pool of mortgage loans has been extended. Nationstar records interest income on the transferred loans on a level-yield method. To maintain a level-yield on these transferred loans over the estimated extended life, Nationstar reclassified approximately $0.8 million for the six months ended June 30, 2011 and $7.3 million from the twelve months ended December 31, 2010 from nonaccretable difference. Furthermore, the Company considers the decrease in principal, interest, and other cash flows expected to be collected arising from the transferred loans as an impairment, and Nationstar recorded a $1.1 million provision for loan losses for the six month period ended June 30, 2011, and a $3.3 million provision for loan losses for the twelve months ended December 31, 2010 on the transferred loans to reflect this impairment. No additional provision was required for the three month period ended June 30, 2011.
Nationstar collectively evaluates all mortgage loans held for investment, subject to nonrecourse debt-Legacy Assets for impairment. The changes in the allowance for loan losses on mortgage loans held for investment, subject to nonrecourse debt-Legacy Assets, net were as follows (in thousands) for the dates indicated:

	June 30, 2011
	Performing	Non-Performing	Total
Balance at the beginning of the period	$829	$2,469	$3,298
Provision for loan losses	86	1,042	1,128
Recoveries on loans previously charged-off	—	—	—
Charge-offs	—	—	—

Balance at the end of the period	$915	$3,511	$4,426

Ending balance — Collectively evaluated for impairment	$309,863	$83,606	$393,469

	December 31, 2010
	Performing	Non-Performing	Total
Balance at the beginning of the period	$—	$—	$—
Provision for loan losses	829	2,469	3,298
Recoveries on loans previously charged-off	—	—	—
Charge-offs	—	—	—

Balance at the end of the period	$829	$2,469	$3,298

Ending balance — Collectively evaluated for impairment	$311,122	$101,276	$412,398

Loan delinquency and Loan-to-Value Ratio (LTV) are common credit quality indicators that Nationstar monitors and utilizes in its evaluation of the adequacy of the allowance for loan losses, of which the primary indicator of credit quality is loan delinquency. LTV refers to the ratio of comparing the loan’s unpaid principal balance to the property’s collateral value. Loan delinquencies and unpaid principal balances are updated monthly based upon collection activity. Collateral values are updated from third party providers on a periodic basis. The collateral values used to derive the LTV’s shown below were obtained at various dates, but the majority were within the last twelve months and virtually all were obtained with the last eighteen months. For an event requiring a decision based at least in part on the collateral value, the Company takes its last known value provided by a third party and then adjusts the value based on the applicable home price index.
The following tables provide the outstanding unpaid principal balance of Nationstar’s mortgage loans held for investment by credit quality indicators as of June 30, 2011 and December 31, 2010.

	June 30,	December 31,
	2011	2010
	(in thousands)
Credit Quality by Delinquency Status
Performing	$309,863	$311,122
Non-Performing	83,606	101,276

Total	$393,469	$412,398

Credit Quality by Loan-to-Value Ratio
Less than 60	$44,944	$47,627
Less than 70 and more than 60	17,398	17,498
Less than 80 and more than 70	25,134	26,805
Less than 90 and more than 80	35,143	36,125
Less than 100 and more than 90	35,733	37,599
Greater than 100	235,117	246,744

Total	$393,469	$412,398

Performing loans refer to loans that are less than 90 days delinquent. Non-performing loans refer to loans that are greater than 90 days delinquent.
Mortgage loans held for investment, subject to ABS nonrecourse debt
Effective January 1, 2010, new accounting guidance eliminated the concept of a QSPE and all existing securitization trusts are considered VIEs and are now subject to new consolidation guidance provided in ASC 810. Upon consolidation of these VIEs, Nationstar recognized the securitized mortgage loans related to these securitization trusts as mortgage loans held for investment, subject to ABS nonrecourse debt (see Note 3). Additionally, Nationstar elected the fair value option provided for by ASC 825-10.
Mortgage loans held for investment, subject to ABS nonrecourse debt as of June 30, 2011 and December 31, 2010 includes (in thousands):

	June 30,	December 31,
	2011	2010
	(in thousands)
Mortgage loans held for investment, subject to ABS nonrecourse debt — unpaid principal balance	$944,724	$983,106
Fair value adjustment	(454,136)	(444,666)

Mortgage loans held for investment, subject to ABS nonrecourse debt, net	$490,588	$538,440

As of June 30, 2011 and December 31, 2010, respectively, approximately $218.8 million and $223.5 million of the unpaid principal balance of mortgage loans held for investment, subject to ABS nonrecourse debt were over 90 days past due. The fair value of such loans was approximately $110.0 million and $117.6 million, respectively.

7. Mortgage Servicing Rights (MSRs)
MSRs arise from contractual agreements between Nationstar and investors in mortgage securities and mortgage loans. Nationstar records MSR assets when it sells loans on a servicing-retained basis, at the time of securitization or through the acquisition or assumption of the right to service a financial asset. Under these contracts, Nationstar performs loan servicing functions in exchange for fees and other remuneration.
Nationstar accounts for MSRs at fair value in accordance with ASC 860-50, Servicing Assets and Liabilities. Nationstar identifies MSRs related to all existing residential mortgage loans transferred to a third party in a transfer that meets the requirements for sale accounting or through the acquisition of the right to service residential mortgage loans that do no relate to assets of Nationstar as a class of servicing rights. Nationstar elected to apply fair value accounting to these MSRs, with all changes in fair value recorded as a charge to servicing fee income. Presently, this class represents all of Nationstar’s MSRs.
Certain of the loans underlying the mortgage servicing rights that are owned by Nationstar are credit sensitive in nature and the value of these mortgage servicing rights is more likely to be affected from changes in credit losses than from interest rate movement. The remaining loans underlying Nationstar’s MSRs are prime agency and government conforming residential mortgage loans for which the value of these MSRs is more likely to be affected from interest rate movement than changes in credit losses.
Nationstar used the following weighted average assumptions in estimating the fair value of MSRs for the dates indicated:

Credit Sensitive MSRs	June 30, 2011	December 31, 2010

Discount rate	27.23%	24.96%
Total prepayment speeds	18.66%	18.13%
Expected weighted-average life	4.69 years	4.90 years
Credit losses	38.43%	36.71%

Interest Rate Sensitive MSRs	June 30, 2011	December 31, 2010

Discount rate	15.28%	13.57%
Total prepayment speeds	16.81%	17.19%
Expected weighted-average life	5.26 years	5.12 years
Credit losses	15.37%	8.80%
The activity of MSRs carried at fair value is as follows for the six month period ended June 30, 2011 and for the year ended December 31, 2010 (in thousands):

	June 30,	December 31,
	2011	2010

Fair value at the beginning of the period	$145,062	$114,605
Additions:
Servicing resulting from transfers of financial assets	17,985	26,253
Recognition of servicing assets from derecognition of variable interest entities	—	2,866
Purchases of servicing assets	232	17,812
Deductions:
Derecognition of servicing assets due to new accounting guidance on consolidation of variable interest entities	—	(10,431)
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	(3,746)	9,455
Other changes in fair value	(7,976)	(15,498)

Fair value at the end of the period	$151,557	$145,062

Unpaid principal balance of loans serviced for others
Originated or purchased mortgage loans
Credit sensitive loans	$23,378,173	$24,980,980
Interest sensitive loans	7,607,182	6,705,661

Total owned loans	30,985,355	31,686,641
Subserviced for others	33,007,483	30,649,472

Total unpaid principal balance of loans serviced for others	$63,992,838	$62,336,113

The following table shows the hypothetical effect on the fair value of the MSRs using various unfavorable variations of the expected levels of certain key assumptions used in valuing these assets at June 30, 2011 and December 31, 2011 (in thousands):

			Total Prepayment
	Discount Rate		Speeds		Credit Losses
	100 bps	200 bps	10%	20%	10%	20%
	Adverse	Adverse	Adverse	Adverse	Adverse	Adverse
	Change	Change	Change	Change	Change	Change
JUNE 30, 2011
Mortgage servicing rights	$(2,466)	$(6,324)	$(6,998)	$(15,263)	$(2,797)	$(7,884)
DECEMBER 31, 2010
Mortgage servicing rights	$(3,828)	$(7,458)	$(8,175)	$(16,042)	$(4,310)	$(9,326)
These sensitivities are hypothetical and should be evaluated with care. The effect on fair value of a 10% variation in assumptions generally cannot be determined because the relationship of the change in assumptions to the fair value may not be linear. Additionally, the impact of a variation in a particular assumption on the fair value is calculated while holding other assumptions constant. In reality, changes in one factor may lead to changes in other factors (e.g., a decrease in total prepayment speeds may result in an increase in credit losses), which could impact the above hypothetical effects.
Total servicing and ancillary fees from Nationstar’s servicing portfolio of residential mortgage loans are presented in the following table for the periods indicated (in thousands):

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Servicing fees	$42,060	$22,051	$85,197	$44,549
Ancillary fees	18,719	21,198	37,076	34,391

Total servicing and ancillary fees	$60,779	$43,249	$122,273	$78,940

8. Other Assets
Other assets consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Deferred financing costs	$12,799	$14,396
Derivative financial instruments	7,029	8,666
Prepaid expenses	2,939	3,379
Equity method investment	6,079	—
Margin call deposits	1,765	—
Other	4,724	3,095

Total other assets	$35,335	$29,536

In March 2011, Nationstar acquired a 22% interest in ANC Acquisition LLC (ANC) for $6.6 million. ANC is the parent company of National Real Estate Information Services, LP (NREIS), a real estate services company. As Nationstar is able to exercise significant influence, but not control, over the policies and procedures of the entity, and Nationstar owns less than 50% of the voting interests, Nationstar applies the equity method of accounting.
NREIS, an ancillary real estate services and vendor management company, offers comprehensive settlement and property valuation services for both origination and default management channels. Direct or indirect product offerings include title insurance agency, tax searches, flood certification, default valuations, full appraisals and broker price opinions.
A summary of the assets, liabilities, and operations of ANC as of June 30, 2011 are presented in the following tables (in thousands):

June 30, 2011
ASSETS
Cash	$918
Accounts receivable	4,625
Receivables from affiliates	289
Equity method investments	18,657
Property and equipment, net	1,748
Goodwill and other intangible assets	18,530
Other assets	937

Total Assets	$45,704

LIABILITIES
Notes payable	$4,542
Payables and accrued liabilities	15,436

Total Liabilities	$19,978

From Acquisition
through
June 30, 2011
REVENUES
Sales	$12,201
Cost of sales	(10,722)

Net sales revenues	1,479
OTHER INCOME/(EXPENSE)
Operating costs	(3,951)
Income from equity method investments	405
Depreciation and amortization	(219)
Other expenses	(53)
Loss from discontinued operations	(27)

Total Other income/(expense)	(3,845)

Net loss	$(2,366)

Nationstar recorded a net charge to earnings of $521 thousand for the three and six months ended June 30, 2011, related to loss on equity method investments, which is included as a component of other fee income in Nationstar’s consolidated statement of operations.

9. Derivative Financial Instruments
Nationstar enters into interest rate lock commitments (IRLCs) with prospective borrowers. These commitments are carried at fair value in accordance with ASC 815, Derivatives and Hedging. ASC 815 clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The estimated fair values of IRLCs are based on quoted market values and are recorded in other assets in the consolidated balance sheets. The initial and subsequent changes in the value of IRLCs are a component of gain (loss) on mortgage loans held for sale.
Nationstar actively manages the risk profiles of its IRLCs and mortgage loans held for sale on a daily basis. To manage the price risk associated with IRLCs, Nationstar enters into forward sales of mortgage backed securities (MBS) in an amount equal to the portion of the IRLC expected to close, assuming no change in mortgage interest rates. In addition, to manage the interest rate risk associated with mortgage loans held for sale, Nationstar enters into forward sales of MBS to deliver mortgage loan inventory to investors. The estimated fair values of forward sales of MBS and forward sale commitments are based on quoted market values and are recorded as a component of mortgage loans held for sale in the consolidated balance sheets. The initial and subsequent changes in value on forward sales of MBS are a component of gain (loss) on mortgage loans held for sale. Forward sales of MBS are a component of gain (loss) on mortgage loans held for sale.
Periodically, Nationstar has entered into interest rate swap agreements to hedge the interest payment on the warehouse debt and securitization of its mortgage loans held for sale. These interest rate swap agreements generally require Nationstar to pay a fixed interest rate and receive a variable interest rate based on LIBOR. Unless designated as an accounting hedge, Nationstar records losses on interest rate swaps as a component of loss on interest rate swaps and caps in Nationstar’s consolidated statements of operations. Unrealized losses on undesignated interest rate derivatives are separately disclosed under operating activities in the consolidated statements of cash flows.
On October 1, 2010, the Company designated an existing interest rate swap as a cash flow hedge against outstanding floating rate financing associated with the Nationstar Mortgage Advance Receivables Trust 2009-ADV1 financing. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 2.0425% based on an amortizing notional of $292.0 million as of June 30, 2011, with settlements occurring monthly until November 2013. This interest rate swap is a cash flow hedge under ASC 815, Derivatives and Hedging, and is recorded at fair value on the Company’s consolidated balance sheet, with any changes in fair value being recorded as an adjustment to other comprehensive income. To qualify as a cash flow hedge, the hedge must be highly effective at reducing the risk associated with the exposure being hedged and must be formally designated at hedge inception. Nationstar considers a hedge to be highly effective if the change in fair value of the derivative hedging instrument is within 80% to 125% of the opposite change in the fair value of the hedged item attributable to the hedged risk. Ineffective portions of the cash flow hedge are reflected in earnings as they occur as a component of interest expense.

The Effect of Derivative Instruments on the Statement of Operations
(in thousands)

Location of Gain
(Loss) Recognized
in Income on
	Amount of	Location of Gain	Amount of Gain	Derivative	Amount of Gain
	Gain (Loss)	(Loss)	(Loss)	(Ineffective	(Loss)
	Recognized in	Reclassified from	Reclassified from	Portion and	Recognized in
Derivatives in	OCI on	Accumulated	Accumulated	Amount Excluded	Income on
ASC815 Cash	Derivative	OCI into Income	OCI into Income	from	Derivative
Flow Hedging	(Effective	(Effective	(Effective	Effectiveness	(Ineffective
Relationships	Portion)	Portion)	Portion)	Testing)	Portion)
For the three months ended June 30, 2011

Interest Rate Swap	$(1,210)	Interest Expense	$336	Interest Expense	$514

For the six months ended June 30, 2011

Interest Rate Swap	$(1,071)	Interest Expense	$582	Interest Expense	$1,416

For the twelve months ended December 31, 2010

Interest Rate Swap	$1,071	Interest Expense	$—	Interest Expense	$930
As of June 30, 2011, there are no credit risk related contingent features in any of the Company’s derivative agreements.

The following tables provide the outstanding notional balances and fair values of outstanding positions for the dates indicated, and recorded gains (losses) during the periods indicated (in thousands):

				Recorded
	Expiration	Outstanding		Gains /
	Dates	Notional	Fair Value	(Losses)
SIX MONTHS ENDED JUNE 30, 2011
MORTGAGE LOANS HELD FOR SALE
Loan sale commitments	2011	$37,052	$1,046	$1,003
OTHER ASSETS
IRLCs	2011	561,122	7,029	2,326
LIABILITIES
Interest rate swaps and caps	2011-2013	365,500	7,456	1,416
Forward MBS trades	2011	438,200	758	(4,722)
Interest rate swap, subject to ABS nonrecourse debt	2013	211,786	14,151	4,630
YEAR ENDED DECEMBER 31, 2010
MORTGAGE LOANS HELD FOR SALE
Loan sale commitments	2011	$28,641	$42	$(1,397)
OTHER ASSETS
IRLCs	2011	391,990	4,703	2,289
Forward MBS trades	2011	546,500	3,963	580
LIABILITIES
Interest rate swaps and caps	2011-2013	429,000	7,801	8,872
Interest rate swap, subject to ABS nonrecourse debt	2013	245,119	18,781	2,049
10. Indebtedness
Notes Payable
A summary of the balances of notes payable for the dates indicated is presented below (in thousands).

	June 30, 2011		December 31, 2010
		Collateral		Collateral
	Outstanding	Pledged	Outstanding	Pledged
Financial institutions repurchase facility (2011)	$15,428	$16,709	$—	$—
Financial institutions repurchase facility (2010)	26,521	28,547	43,059	45,429
Financial services company repurchase facility	164,507	173,210	209,477	223,119
Financial institutions repurchase facility (2009)	25,510	26,572	39,014	40,640
Financial services company 2009-ADV1 advance facility	210,703	254,138	236,808	285,226
Financial institutions 2010-ADV1 advance facility	—	—	—	—
GSE MSR facility	12,956	17,636	15,733	18,951
GSE ASAP+ facility	1,451	1,440	51,105	53,230
GSE EAF facility	147,694	174,450	114,562	142,327

Total notes payable	$604,770	$692,702	$709,758	$808,922

In March 2011, Nationstar executed a Master Repurchase Agreement (MRA) with a financial institution, under which Nationstar may enter into transactions, for an aggregate amount of $50 million, in which Nationstar agrees to transfer to the same financial institution certain mortgage loans and certain securities against the transfer of funds by the same financial institution, with a simultaneous agreement by the same financial institution to transfer such mortgage loans and securities to Nationstar at a date certain, or on demand by Nationstar, against the transfer of funds from Nationstar. The interest rate is based on LIBOR plus a spread of 1.45% to 3.95%, which varies based on the underlying transferred collateral. The maturity date of this MRA is March 2012.
In February 2010, Nationstar executed a MRA with a financial institution, which expires in October 2011. The MRA states that from time to time Nationstar may enter into transactions, for an aggregate amount of $75 million, in which Nationstar agrees to transfer to the same financial institution certain mortgage loans against the transfer of funds by the same financial institution, with a simultaneous agreement by the same financial institution to transfer such mortgage loans to Nationstar at a date certain, or on demand by Nationstar, against the transfer of funds from Nationstar. The interest rate is based on LIBOR plus a spread ranging from 2.75% to 3.50%, with a minimum interest rate of 4.75%.
Nationstar has a MRA with a financial services company, which expires in February 2012. The MRA states that from time to time Nationstar may enter into transactions, for an aggregate amount of $300 million, in which Nationstar agrees to transfer to the financial services company certain mortgage loans or mortgage-backed securities against the transfer of funds by the financial services company, with a simultaneous agreement by the financial services company to transfer such mortgage loans or mortgage-backed securities to Nationstar at a certain date, or on demand by Nationstar, against the transfer of funds from Nationstar. The interest rate is based on LIBOR plus a margin of 3.25%.
In October 2009, Nationstar executed a MRA with a financial institution. This MRA states that from time to time Nationstar may enter into transactions, for an aggregate amount of $100 million, in which Nationstar agrees to transfer to the financial institution certain mortgage loans against the transfer of funds by the financial institution, with a simultaneous agreement by the financial institution to transfer such mortgage loans to Nationstar at a certain date, or on demand by Nationstar, against the transfer of funds from Nationstar. The interest rate is based on LIBOR plus a spread of 3.50%. The maturity date of this MRA with the financial institution is December 2011.
Nationstar maintains a facility with a financial services company, the 2009-ADV1 Advance Facility. This facility has the capacity to purchase up to $350 million of advance receivables. The interest rate is based on LIBOR plus a spread ranging from 3.00% to 12.00%. The maturity date of this facility with the financial services company is December 2011. This debt is nonrecourse to Nationstar.
In December 2010, Nationstar executed the 2010-ADV1 Advance Facility with a financial institution. This facility has the capacity to purchase up to $200 million of advance receivables. The interest rate is based on LIBOR plus a spread of 3.00%. This facility matured in July 2011.
In connection with the October 2009 mortgage servicing rights acquisition, Nationstar executed a four-year note agreement with a government-sponsored enterprise (GSE). As collateral for this note, Nationstar has pledged Nationstar’s rights, title, and interest in the acquired servicing portfolio. The interest rate is based on LIBOR plus 2.50%. The maturity date of this facility is October 2013.
During 2009, Nationstar began executing As Soon As Pooled Plus agreements with a GSE, under which Nationstar transfers to the GSE eligible mortgage loans that are to be pooled into the GSE MBS against the transfer of funds by the GSE. The interest rate is based on LIBOR plus a spread of 1.50%. These agreements typically have a maturity of up to 45 days.
In September 2009, Nationstar executed a one-year committed facility agreement with a GSE, under which Nationstar agrees to transfer to the GSE certain servicing advance receivables against the transfer of funds by the GSE. This facility has the capacity to purchase up to $275 million in eligible servicing advance receivables. The interest rate is based on LIBOR plus a spread of 2.50%. The maturity date of this facility is December 2011.

Senior Unsecured Notes
In March 2010, Nationstar completed the offering of $250 million of unsecured senior notes, which were issued with an issue discount of $7.0 million for net cash proceeds of $243.0 million, with a maturity date of April 2015. These unsecured senior notes pay interest biannually at an interest rate of 10.875%.
The indenture for the unsecured senior notes contains various covenants and restrictions that limit Nationstar’s, or certain of its subsidiaries’, ability to incur additional indebtedness, pay dividends, make certain investments, create liens, consolidate, merge or sell substantially all of their assets, or enter into certain transactions with affiliates.
Nonrecourse Debt—Legacy Assets
In November 2009, Nationstar completed the securitization of approximately $222 million of asset-backed securities, which was structured as a secured borrowing. This structure resulted in Nationstar carrying the securitized loans as mortgages on Nationstar’s consolidated balance sheet and recognizing the asset-backed certificates acquired by third parties as nonrecourse debt, totaling approximately $126.0 million and $138.7 million at June 30, 2011 and December 31, 2010, respectively. The principal and interest on these notes are paid using the cash flows from the underlying mortgage loans, which serve as collateral for the debt. The interest rate paid on the outstanding securities is 7.50%, which is subject to an available funds cap. The total outstanding principal balance on the underlying mortgage loans serving as collateral for the debt was approximately $399.0 million and $430.0 million at June 30, 2011 and December 31, 2010, respectively. Accordingly, the timing of the principal payments on this nonrecourse debt is dependent on the payments received on the underlying mortgage loans. The unpaid principal balance on the outstanding notes was $146.5 million and $161.2 million at June 30, 2011 and December 31, 2010, respectively.
ABS Nonrecourse Debt
Effective January 1, 2010, new accounting guidance eliminated the concept of a QSPE, and all existing securitization trusts are considered VIEs and are now subject to new consolidation guidance provided in ASC 810. Upon consolidation of these VIEs, Nationstar derecognized all previously recognized beneficial interests obtained as part of the securitization. In addition, Nationstar recognized the securitized mortgage loans as mortgage loans held for investment, subject to ABS nonrecourse debt, and the related asset-backed certificates acquired by third parties as ABS nonrecourse debt on Nationstar’s consolidated balance sheet (see Note 3). Additionally, Nationstar elected the fair value option provided for by ASC 825-10. The principal and interest on these notes are paid using the cash flows from the underlying mortgage loans, which serve as collateral for the debt. The interest rate paid on the outstanding securities is based on LIBOR plus a spread ranging from 0.13% to 2.00%, which is subject to an interest rate cap. The total outstanding principal balance on the underlying mortgage loans and real estate owned serving as collateral for the debt was approximately $968.6 million and $1,025.3 million at June 30, 2011 and December 31, 2010, respectively. The timing of the principal payments on this ABS nonrecourse debt is dependent on the payments received on the underlying mortgage loans. The outstanding principal balance on the outstanding notes related to these consolidated securitization trusts was $977.7 million and $1,037.9 million at June 30, 2011 and December 31, 2010, respectively.
Financial Covenants
As of June 30, 2011, Nationstar was in compliance with its covenants on Nationstar’s borrowing arrangements and credit facilities. These covenants generally relate to Nationstar’s tangible net worth, liquidity reserves, and leverage requirements.

11. General and Administrative
General and administrative expense consists of the following for the dates indicated (in thousands):

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Depreciation and amortization	$808	$452	$1,560	$850
Advertising	1,204	1,131	2,053	2,566
Equipment	1,086	991	1,994	1,699
Servicing	4,573	1,791	9,219	2,965
Telecommunications	971	628	1,791	1,129
Legal and professional fees	1,541	1,629	4,637	2,596
Postage	898	910	2,415	1,941
Stationary and supplies	949	648	1,951	1,130
Travel	818	501	1,512	980
Insurance and Other	2,898	2,108	4,178	3,653

Total general and administrative expense	$15,746	$10,789	$31,310	$19,509

12. Fair Value Measurements
ASC 820 provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value and, therefore, does not expand the use of fair value in any new circumstance.
ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a three-tiered fair value hierarchy based on the level of observable inputs used in the measurement of fair value (e.g., Level 1 representing quoted prices for identical assets or liabilities in an active market; Level 2 representing values using observable inputs other than quoted prices included within Level 1; and Level 3 representing estimated values based on significant unobservable inputs). In addition, ASC 820 requires an entity to consider all aspects of nonperformance risk, including its own credit standing, when measuring the fair value of a liability. Under ASC 820, related disclosures are segregated for assets and liabilities measured at fair value based on the level used within the hierarchy to determine their fair values.
The following describes the methods and assumptions used by Nationstar in estimating fair values:
Cash and Cash Equivalents, Restricted Cash, Notes Payable — The carrying amount reported in the consolidated balance sheets approximates fair value.
Mortgage Loans Held for Sale — Nationstar originates mortgage loans in the U.S. that it intends to sell to Fannie Mae, Freddie Mac, and Government National Mortgage Association (collectively, the Agencies). Additionally, Nationstar holds mortgage loans that it intends to sell into the secondary markets via whole loan sales or securitizations. Nationstar measures newly originated prime residential mortgage loans held for sale at fair value.
Mortgage loans held for sale are typically pooled together and sold into certain exit markets, depending upon underlying attributes of the loan, such as agency eligibility, product type, interest rate, and credit quality.
Mortgage loans held for sale are valued using a market approach by utilizing either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. As these prices are derived from quoted market prices, Nationstar classifies these valuations as Level 2 in the fair value disclosures.
Mortgage Loans Held for Investment, subject to nonrecourse debt — Nationstar determines the fair value of loans held for investment using internally developed valuation models. These valuation models estimate the exit price Nationstar expects to receive in the loan’s principal market. Although Nationstar utilizes and gives priority to observable market inputs such as interest rates and market spreads within these models, Nationstar typically is required to utilize internal inputs, such as prepayment speeds, credit losses, and discount rates. These internal inputs require the use of judgment by Nationstar and can have a significant impact on the determination of the loan’s fair value.
Mortgage Loans Held for Investment, subject to ABS nonrecourse debt — Nationstar determines the fair value of loans held for investment, subject to ABS nonrecourse debt using internally developed valuation models. These valuation models estimate the exit price Nationstar expects to receive in the loan’s principal market. Although Nationstar utilizes and gives priority to observable market inputs such as interest rates and market spreads within these models, Nationstar typically is required to utilize internal inputs, such as prepayment speeds, credit losses, and discount rates. These internal inputs require the use of judgment by Nationstar and can have a significant impact on the determination of the loan’s fair value. As these prices are derived from a combination of internally developed valuation models and quoted market prices, Nationstar classifies these valuations as Level 3 in the fair value disclosures.
Mortgage Servicing Rights — Nationstar will typically retain the servicing rights when it sells loans into the secondary market. Nationstar estimates the fair value of its MSRs using a process that combines the use of a discounted cash flow model and analysis of current market data to arrive at an estimate of fair value. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being mortgage prepayment speeds and discount rates. These assumptions are generated and applied based on collateral stratifications including product type, remittance type, geography, delinquency and coupon dispersion. These assumptions require the use of judgment by Nationstar and can have a significant impact on the determination of the MSR’s fair value. Periodically, management obtains third-party valuations of a portion of the portfolio to assess the reasonableness of the fair value calculations provided by the cash flow model. Because of the nature of the valuation inputs, Nationstar classifies these valuations as Level 3 in the fair value disclosures.
Real Estate Owned — Nationstar determines the fair value of real estate owned properties through the use of third-party appraisals and broker price opinions, adjusted for estimated selling costs. Such estimated selling costs include realtor fees and other anticipated closing costs. These values are adjusted to take into account factors that could cause the actual liquidation value of foreclosed properties to be different than the appraised values. This valuation adjustment is based upon Nationstar’s historical experience with real estate owned. Real estate owned is classified as Level 3 in the fair value disclosures.
Derivative Instruments — Nationstar enters into a variety of derivative financial instruments as part of its hedging strategy. The majority of these derivatives are exchange-traded or traded within highly active dealer markets. In order to determine the fair value of these instruments, Nationstar utilizes the exchange price or dealer market price for the particular derivative contract; therefore, these contracts are classified as Level 2. In addition, Nationstar enters into IRLCs with prospective borrowers. These commitments are carried at fair value based on fair value of related mortgage loans which is based on observable market data. Nationstar adjusts the outstanding IRLCs with prospective borrowers based on an expectation that it will be exercised and the loan will be funded. IRLCs are recorded in other assets in the consolidated balance sheets.
Unsecured Senior Notes — The fair value of unsecured senior notes is based on quoted market prices.
Nonrecourse Debt — Legacy Assets — Nationstar estimates fair value based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. As these prices are derived from a combination of internally developed valuation models and quoted market prices, Nationstar classifies these valuations as Level 3 in the fair value disclosures.
ABS Nonrecourse Debt — Nationstar estimates fair value based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. As these prices are derived from a combination of internally developed valuation models and quoted market prices, Nationstar classifies these valuations as Level 3 in the fair value disclosures.

The estimated carrying amount and fair value of Nationstar’s financial instruments and other assets and liabilities measured at fair value on a recurring basis is as follows for the dates indicated (in thousands):

			June 30, 2011
		Recurring Fair Value Measurements
	Total Fair Value	Level 1	Level 2	Level 3
ASSETS
Mortgage loans held for sale(1)	$262,597	$—	$262,597	$—
Mortgage loans held for investment, subject to ABS nonrecourse debt(1)	490,588	—	—	490,588
Mortgage servicing rights(1)	151,557	—	—	151,557
Other assets:
Interest Rate Lock Commitments (IRLC)	7,029	—	7,029	—

Total assets	$911,771	$—	$269,626	$642,145

LIABILITIES
Derivative financial instruments
Interest rate swaps and caps	$7,456	$—	$7,456	$—
Forward MBS trades	758	—	758	—
Derivative financial instruments, subject to ABS nonrecourse debt	14,151	—	14,151	—
ABS nonrecourse debt(1)	447,845	—	—	447,845

Total liabilities	$470,210	$—	$22,365	$447,845

(1)	Based on the nature and risks of these assets and liabilities, the Company has determined that presenting them as a single class is appropriate.

			December 31, 2010
		Recurring Fair Value Measurements
	Total Fair Value	Level 1	Level 2	Level 3
ASSETS
Mortgage loans held for sale(1)	$371,160	$—	$371,160	$—
Mortgage loans held for investment, subject to ABS nonrecourse debt(1)	538,440	—	—	538,440
Mortgage servicing rights(1)	145,062	—	—	145,062
Other assets:
IRLCs	4,703	—	4,703	—
Forward MBS trades	3,963	—	3,963	—

Total assets	$1,063,328	$—	$379,826	$683,502

LIABILITIES
Derivative financial instruments
Interest rate swaps and caps	$7,801	$—	$7,801	$—
Derivative financial instruments, subject to ABS nonrecourse debt	18,781	—	18,781	—
ABS nonrecourse debt(1)	496,692	—	—	496,692

Total liabilities	$523,274	$—	$26,582	$496,692

(1)	Based on the nature and risks of these assets and liabilities, the Company has determined that presenting them as a single class is appropriate.

The table below presents a reconciliation for all of Nationstar’s Level 3 assets and liabilities measured at fair value on a recurring basis for the dates indicated (in thousands):

	ASSETS			LIABILITIES
	Mortgage loans
	held for investment,
	subject to ABS	Mortgage		ABS non-
	nonrecourse debt	servicing rights	Total assets	recourse debt
THREE MONTHS ENDED JUNE 30, 2011
Beginning balance	$535,590	$151,159	$686,749	$489,321
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses

Included in earnings	(25,850)	(7,938)	(33,788)	(12,908)
Included in other comprehensive income	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	232	232	—
Issuances	—	8,104	8,104	—
Sales	—	—	—	—
Settlements	(19,152)	—	(19,152)	(28,568)

Ending balance	$490,588	$151,557	$642,145	$447,845

	ASSETS			LIABILITIES
	Mortgage loans
	held for investment,
	subject to ABS	Mortgage		ABS non-
	nonrecourse debt	servicing rights	Total assets	recourse debt
SIX MONTHS ENDED JUNE 30, 2011
Beginning balance	$538,440	$145,062	$683,502	$496,692
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses

Included in earnings	(9,469)	(11,722)	(21,191)	(3,291)
Included in other comprehensive income	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	232	232	—
Issuances	—	17,985	17,985	—
Sales	—	—	—	—
Settlements	(38,383)	—	(38,383)	(45,556)

Ending balance	$490,588	$151,557	$642,145	$447,845

	ASSETS			LIABILITIES
	Mortgage loans
	held for investment,
	subject to ABS	Mortgage		ABS non-
	nonrecourse debt	servicing rights	Total assets	recourse debt
YEAR ENDED DECEMBER 31, 2010
Beginning balance (1)	$928,891	$104,174	$1,033,065	$884,846
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses

Included in earnings	71,239	(6,043)	65,196	16,938
Included in other comprehensive income	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	17,812	17,812	—
Issuances	—	26,253	26,253	—
Sales	—	—	—	—
Settlements	(461,690)	2,866	(458,824)	(405,092)

Ending balance	$538,440	$145,062	$683,502	$496,692

(1)	Amounts include derecognition of previously retained beneficial interests and mortgage servicing rights upon adoption of ASC 810 related to consolidation of certain VIEs.
The table below presents the items which Nationstar measures at fair value on a nonrecurring basis (in thousands).

					Total Gains
	Nonrecurring Fair Value Measurements			Total Estimated	(Losses) Included
	Level 1	Level 2	Level 3	Fair Value	in Earnings

Three months ended June 30, 2011
Assets
Real estate owned(1)	$—	$—	$17,249	$17,249	$(2,099)

Total assets	$—	$—	$17,249	$17,249	$(2,099)

Six months ended June 30, 2011
Assets
Real estate owned(1)	$—	$—	$17,249	$17,249	$(4,346)

Total assets	$—	$—	$17,249	$17,249	$(4,346)

Year ended December 31, 2010
Assets
Real estate owned(1)	$—	$—	$27,337	$27,337	$—

Total assets	$—	$—	$27,337	$27,337	$—

(1)	Based on the nature and risks of these assets and liabilities, the Company has determined that presenting them as a single class is appropriate.

The table below presents a summary of the estimated carrying amount and fair value of Nationstar’s financial instruments (in thousands).

	June 30,		December 31
	2011			2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$2,532	$2,532	$21,223	$21,223
Restricted cash	84,331	84,331	91,125	91,125
Mortgage loans held for sale	262,597	262,597	371,160	371,160
Mortgage loans held for investment, subject to nonrecourse debt — Legacy assets	255,463	237,441	266,840	239,035
Mortgage loans held for investment, subject to ABS nonrecourse debt	490,588	490,588	538,440	538,440
Derivative instruments	7,029	7,029	8,666	8,666

Financial liabilities:
Notes payable	604,770	604,770	709,758	709,758
Unsecured senior notes	244,759	259,845	244,061	244,375
Derivative financial instruments	8,214	8,214	7,801	7,801
Derivative instruments, subject to ABS nonrecourse debt	14,151	14,151	18,781	18,781
Nonrecourse debt — Legacy assets	126,026	127,641	138,662	140,197
ABS nonrecourse debt	447,845	447,845	496,692	496,692
13. Capital Requirements
Certain of Nationstar’s secondary market investors require various capital adequacy requirements, as specified in the respective selling and servicing agreements. To the extent that these mandatory, imposed capital requirements are not met, Nationstar’s secondary market investors may ultimately terminate Nationstar’s selling and servicing agreements, which would prohibit Nationstar from further originating or securitizing these specific types of mortgage loans. In addition, these secondary market investors may impose additional net worth or financial condition requirements based on an assessment of market conditions or other relevant factors.
Among Nationstar’s various capital requirements related to its outstanding selling and servicing agreements, the most restrictive of these requires Nationstar to maintain a minimum adjusted net worth balance of $119.8 million.
As of June 30, 2011, Nationstar was in compliance with all of its selling and servicing capital requirements. Additionally, Nationstar is required to maintain a minimum tangible net worth of at least $175 million as of each quarter-end related to its outstanding Master Repurchase Agreements on its outstanding repurchase facilities. As of June 30, 2011, Nationstar was in compliance with these minimum tangible net worth requirements.
14. Business Segment Reporting
Nationstar currently conducts business in two separate operating segments: Servicing and Originations. The Servicing segment provides loan servicing on Nationstar’s total servicing portfolio, including the collection of principal and interest payments and the assessment of ancillary fees related to the servicing of mortgage loans. The Originations segment involves the origination, packaging, and sale of agency mortgage loans into the secondary markets via whole loan sales or securitizations. Nationstar reports the activity not related to either operating segment in the Legacy Portfolio and Other column. The Legacy Portfolio and Other column includes primarily all sub-prime mortgage loans originated in the latter portion of 2006 and during 2007 or acquired from CHEC and consolidated VIEs which were consolidated pursuant to the adoption of new consolidation guidance related to VIEs adopted on January 1, 2010.
Nationstar’s segments are based upon Nationstar’s organizational structure which focuses primarily on the services offered. The accounting policies of each reportable segment are the same as those of Nationstar except for 1) expenses for consolidated back-office operations and general overhead-type expenses such as executive administration and accounting and 2) revenues generated on inter-segment services performed. Expenses are allocated to individual segments based on the estimated value of services performed, including estimated utilization of square footage and corporate personnel as well as the equity invested in each segment. Revenues generated or inter-segment services performed are valued based on similar services provided to external parties.
To reconcile to Nationstar’s consolidated results, certain inter-segment revenues and expenses are eliminated in the “Elimination” column in the following tables.
The following tables are a presentation of financial information by segment for the periods indicated (in thousands):

	Three Months Ended June 30, 2011
				Legacy
			Operating	Portfolio
	Servicing	Originations	Segments	and Other	Eliminations	Consolidated

REVENUES:
Servicing fee income	$53,990	$—	$53,990	$670	$(1,774)	$52,886
Other fee income	2,141	3,825	5,966	525	—	6,491

Total fee income	56,131	3,825	59,956	1,195	(1,774)	59,377

Gain (loss) on mortgage loans held for sale	—	22,911	22,911	—	(89)	22,822

Total revenues	56,131	26,736	82,867	1,195	(1,863)	82,199

Total expenses and impairments	39,896	23,702	63,598	4,893	(89)	68,402

Other income (expense):
Interest income	655	2,901	3,556	11,397	1,774	16,727
Interest expense	(13,491)	(2,510)	(16,001)	(9,184)	—	(25,185)
Fair value changes in ABS securitizations	—	—	—	(3,613)	—	(3,613)

Total other income (expense)	(12,836)	391	(12,445)	(1,400)	1,774	(12,071)

NET INCOME (LOSS)	$3,399	$3,425	$6,824	$(5,098)	$—	$1,726

Depreciation and amortization	$396	$298	$694	$115	$—	$809
Total assets	702,501	305,023	1,007,524	783,218	—	1,790,742

	Six Months Ended June 30, 2011
				Legacy
			Operating	Portfolio
	Servicing	Originations	Segments	and Other	Eliminations	Consolidated

REVENUES:
Servicing fee income	$112,714	$—	$112,714	$1,237	$(3,598)	$110,353
Other fee income	4,535	7,869	12,404	1,306	—	13,710

Total fee income	117,249	7,869	125,118	2,543	(3,598)	124,063

Gain (loss) on mortgage loans held for sale	—	43,480	43,480	—	(152)	43,328

Total revenues	117,249	51,349	168,598	2,543	(3,750)	167,391

Total expenses and impairments	80,303	45,514	125,817	10,858	(152)	136,523

Other income (expense):
Interest income	1,622	5,504	7,126	24,321	3,598	35,045
Interest expense	(26,948)	(4,491)	(31,439)	(19,114)	—	(50,553)
Fair value changes in ABS securitizations	—	—	—	(6,265)	—	(6,265)

Total other income (expense)	(25,326)	1,013	(24,313)	(1,058)	3,598	(21,773)

NET INCOME (LOSS)	$11,620	$6,848	$18,468	$(9,373)	$—	$9,095

Depreciation and amortization	$768	$567	$1,335	$225	$—	$1,560
Total assets	702,501	305,023	1,007,524	783,218	—	1,790,742

	Three Months Ended June 30, 2010
				Legacy
			Operating	Portfolio
	Servicing	Originations	Segments	and Other	Eliminations	Consolidated

REVENUES:
Servicing fee income	$42,719	$—	$42,719	$521	$(2,057)	$41,183
Other fee income	1,778	1,568	3,346	349	—	3,695

Total fee income	44,497	1,568	46,065	870	(2,057)	44,878

Gain (loss) on mortgage loans held for sale	—	13,543	13,543	—	(54)	13,489

Total revenues	44,497	15,111	59,608	870	(2,111)	58,367

Total expenses and impairments	23,120	19,653	42,773	3,280	(54)	45,999

Other income (expense):
Interest income	130	3,461	3,591	22,613	2,057	28,261
Interest expense	(14,422)	(2,399)	(16,821)	(15,137)	—	(31,958)
Loss on interest rate swaps	(4,424)	—	(4,424)	—	—	(4,424)
Fair value changes in ABS Securitizations	—	—	—	(6,573)	—	(6,573)

Total other income (expense)	(18,716)	1,062	(17,654)	903	2,057	(14,694)

NET INCOME (LOSS)	$2,661	$(3,480)	$(819)	$(1,507)	$—	$(2,326)

Depreciation and amortization	$233	$173	$406	$46	$—	$452

	Six Months Ended June 30, 2010
				Legacy
			Operating	Portfolio
	Servicing	Originations	Segments	and Other	Eliminations	Consolidated

REVENUES:
Servicing fee income	$78,485	$—	$78,485	$979	$(4,191)	$75,273
Other fee income	3,562	3,234	6,796	1,559	—	8,355

Total fee income	82,047	3,234	85,281	2,538	(4,191)	83,628

Gain (loss) on mortgage loans held for sale	—	25,989	25,989	—	(71)	25,918

Total revenues	82,047	29,223	111,270	2,538	(4,262)	109,546

Total expenses and impairments	44,402	35,590	79,992	6,188	(71)	86,109

Other income (expense):
Interest income	350	5,090	5,440	49,963	4,191	59,594
Interest expense	(25,068)	(3,707)	(28,775)	(32,318)	—	(61,093)
Loss on interest rate swaps	(7,203)	—	(7,203)	—	—	(7,203)
Fair value changes in ABS Securitizations	—	—	—	(16,329)	—	(16,329)

Total other income (expense)	(31,921)	1,383	(30,538)	1,316	4,191	(25,031)

NET INCOME (LOSS)	$5,724	$(4,984)	$740	$(2,334)	$—	$(1,594)

Depreciation and amortization	$447	$314	$761	$89	$—	$850
15. Guarantor Financial Statement Information
In March 2010, Nationstar Mortgage LLC and Nationstar Capital Corporation (the “Issuers”), sold in a private offering $250.0 million aggregate principal amount of 10.875% senior unsecured notes which mature on April 1, 2015. In August 2011, the Company filed with the Securities and Exchange Commission a Form S-4 registration statement to exchange the privately placed notes with registered notes. The terms of the registered notes are substantially identical to those of the privately placed notes. The notes are jointly and severally guaranteed on a senior unsecured basis by all of the Issuer’s existing and future wholly-owned domestic restricted subsidiaries, with certain exceptions. All guarantor subsidiaries are 100% owned by the Issuer.

NATIONSTAR MORTGAGE LLC
CONSOLIDATING BALANCE SHEET
JUNE 30, 2011
(IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor
	(Parent)	(Subsidiaries)	(Subsidiaries)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$2,378	$154	$—	$—	$2,532
Restricted cash	48,825	3	35,503	—	84,331
Accounts receivable, net	463,746	—	4,326	—	468,072
Mortgage loans held for sale	262,597	—	—	—	262,597

Mortgage loans held for investment, subject to nonrecourse debt—Legacy Asset, net	8,663	—	246,800	—	255,463

Mortgage loans held for investment, subject to ABS nonrecourse debt (at fair value)	—	—	490,588	—	490,588
Investment in debt securities—available-for-sale	713	—	—	(713)	—
Investment in subsidiaries	150,928	—	—	(150,928)	—
Receivables from affiliates	—	65,816	97,739	(156,204)	7,351
Mortgage servicing rights	151,557	—	—	—	151,557
Property and equipment, net	14,832	835	—	—	15,667
Real estate owned, net	96	—	17,153	—	17,249
Other assets	35,335	—	—	—	35,335

Total Assets	$1,139,670	$66,808	$892,109	$(307,845)	$1,790,742

Liabilities and members’ equity
Notes payable	$394,066	$—	$210,704	$—	$604,770
Unsecured senior notes	244,759	—	—	—	244,759
Payables and accrued liabilities	77,670	—	1,094	—	78,764
Payables to affiliates	156,204	—	—	(156,204)	—
Derivative financial instruments	758	—	7,456	—	8,214
Derivative financial instruments, subject to ABS nonrecourse debt	—	—	14,151	—	14,151
Nonrecourse debt—Legacy Assets	—	—	126,026	—	126,026
ABS nonrecourse debt (at fair value)	—	—	448,558	(713)	447,845

Total liabilities	873,457	—	807,989	(156,917)	1,524,529

Total members’ equity	266,213	66,808	84,120	(150,928)	266,213

Total liabilities and members’ equity	$1,139,670	$66,808	$892,109	$(307,845)	$1,790,742

NATIONSTAR MORTGAGE LLC
CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(IN THOUSANDS)

			Non-
	Issuer	Guarantor	Guarantor
	(Parent)	(Subsidiaries)	(Subsidiaries)	Eliminations	Consolidated
Revenues:
Servicing fee income	$112,511	$1,440	$—	$(3,598)	$110,353
Other fee income	7,377	5,653	680	—	13,710

Total fee income	119,888	7,093	680	(3,598)	124,063
Gain on mortgage loans held for sale	43,328	—	—	—	43,328

Total Revenues	163,216	7,093	680	(3,598)	167,391
Expenses and impairments:
Salaries, wages, and benefits	93,657	1,638	—	—	95,295
General and administrative	29,469	1,834	7	—	31,310
Loss on foreclosed real estate and other	202	—	4,144	—	4,346
Loan loss provision	724	—	404	—	1,128
Occupancy	4,346	98	—	—	4,444

Total expenses and impairments	128,398	3,570	4,555	—	136,523
Other income (expense):
Interest income	8,199	(5)	23,253	3,598	35,045
Interest expense	(26,725)	—	(23,828)	—	(50,553)
Fair value changes in ABS securitizations	—	—	(6,382)	117	(6,265)
Gain/(loss) from subsidiaries	(7,314)	—	—	7,314	—

Total other income (expense)	(25,840)	(5)	(6,957)	11,029	(21,773)

Net income/(loss)	$8,978	$3,518	$(10,832)	$7,431	$9,095

NATIONSTAR MORTGAGE LLC
CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(IN THOUSANDS)

			Non-
	Issuer	Guarantor	Guarantor
	(Parent)	(Subsidiaries)	(Subsidiaries)	Eliminations	Consolidated
Operating activities:
Net income/(loss)	$8,978	$3,518	$(10,832)	$7,431	$9,095
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Loss from subsidiaries	7,314	—	—	(7,314)	—
Loss on equity method investments	521	—	—	—	521
Share-based compensation	10,526	—	—	—	10,526
Gain on mortgage loans held for sale	(43,328)	—	—	—	(43,328)
Fair value changes in ABS securitizations	—	—	6,382	(117)	6,265
Provision for loan losses	724	—	404	—	1,128
Loss on foreclosed real estate and other	202	—	4,144	—	4,346
Loss/(gain) on derivative financial instruments	—	—	(1,416)	—	(1,416)
Depreciation and amortization	1,560	—	—	—	1,560
Change in fair value of mortgage servicing rights	11,722	—	—	—	11,722
Amortization of debt discount	4,389	—	2,057	—	6,446
Amortization of premiums/discounts	—	—	(2,424)	—	(2,424)
Mortgage Loans originated and purchased, net of fees	(1,378,039)	—	—	—	(1,378,039)
Cost of loans sold, net of fees	1,490,814	—	—	—	1,490,814
Principal Payments/Prepayments Received and other changes in mortgage loans originated as held for sale	19,387	—	5,462	—	24,849
Changes in assets and liabilities:
Accounts receivable	(28,650)	—	(351)	—	(29,001)
Receivables from/(payables to) affiliates	(29,292)	(3,680)	34,614	—	1,642
Other assets	(2,319)	—	—	—	(2,319)
Accounts payable and accrued liabilities	3,885	—	(175)	—	3,710

Net cash provided by/(used) in operating activities	78,394	(162)	37,865	—	116,097

			Non-
	Issuer	Guarantor	Guarantor
	(Parent)	(Subsidiaries)	(Subsidiaries)	Eliminations	Consolidated
Investing activities:
Principal payments received and other changes on mortgage loans held for investment, subject to ABS nonrecourse debt	—	—	14,285	—	14,285
Property and equipment additions, net of disposals	(8,833)	—	—	—	(8,833)
Acquisition of equity method investment	(6,600)	—	—	—	(6,600)
Purchase of mortgage servicing rights	(232)	—	—	—	(232)
Proceeds from sales of real estate owned	313	—	19,689	—	20,002

Net cash provided by/(used) in investing activities	(15,352)	—	33,974	—	18,622

Financing activities:
Transfers to/from restricted cash	8,754	(3)	(1,957)	—	6,794
Decrease in notes payable, net	(78,884)	—	(26,104)	—	(104,988)
Repayment of non-recourse debt—Legacy assets	—	—	(14,693)	—	(14,693)
Repayment of ABS non-recourse debt	—	—	(29,085)	—	(29,085)
Distribution to parent	(3,900)	—	—	—	(3,900)
Debt financing costs	(2,729)	—	—	—	(2,729)
Tax related share-based settlement of units by members	(4,809)	—	—	—	(4,809)

Net cash used in financing activities	(81,568)	(3)	(71,839)	—	(153,410)
Net increase (decrease) in cash	(18,526)	(165)	—	—	(18,691)
Cash and cash equivalents at beginning of period	20,904	319	—	—	21,223

Cash and cash equivalents at end of period	$2,378	$154	$—	$—	$2,532

NATIONSTAR MORTGAGE LLC
CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2010
(IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor
	(Parent)	(Subsidiaries)	(Subsidiaries)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$20,904	$319	$—	$—	$21,223
Restricted cash	57,579	—	33,546	—	91,125
Accounts receivable, net	435,096	—	3,975	—	439,071
Mortgage loans held for sale	371,160	—	—	—	371,160

Mortgage loans held for investment, subject to nonrecourse debt, Legacy Assets, net	5,536	—	261,304	—	266,840
Mortgage loans held for investment, subject to ABS nonrecourse debt (at fair value)	—	—	538,440	—	538,440
Investment in debt securities—available-for-sale	597	—	—	(597)	—

Investment in subsidiaries	158,276	—	—	(158,276)	—
Receivables from affiliates	—	62,171	132,353	(185,531)	8,993
Mortgage servicing rights	145,062	—	—	—	145,062
Property and equipment, net	7,559	835	—	—	8,394
Real estate owned, net	323	—	27,014	—	27,337
Other assets	29,536	—	—	—	29,536

Total Assets	$1,231,628	$63,325	$996,632	$(344,404)	$1,947,181

Liabilities and members’ equity
Notes payable	$472,950	$—	$236,808	$—	$709,758
Unsecured senior notes	244,061	—	—	—	244,061
Payables and accrued liabilities	73,785	—	1,269	—	75,054
Payables to affiliates	185,531	—	—	(185,531)	—
Derivative financial instruments	—	—	7,801	—	7,801
Derivative financial instruments, subject to ABS nonrecourse debt	—	—	18,781	—	18,781
Nonrecourse debt—Legacy Assets	—	—	138,662	—	138,662
ABS nonrecourse debt (at fair value)	—	—	497,289	(597)	496,692

Total liabilities	976,327	—	900,610	(186,128)	1,690,809

Total members’ equity	255,301	63,325	96,022	(158,276)	256,372

Total liabilities and members’ equity	$1,231,628	$63,325	$996,632	$(344,404)	$1,947,181

NATIONSTAR MORTGAGE LLC
CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(IN THOUSANDS)

			Non-
	Issuer	Guarantor	Guarantor
	(Parent)	(Subsidiaries)	(Subsidiaries)	Eliminations	Consolidated
Revenues:
Servicing fee income	$78,582	$882	$—	$(4,191)	$75,273
Other fee income	4,445	3,636	274	—	8,355

Total fee income	83,027	4,518	274	(4,191)	83,628
Gain on mortgage loans held for sale	25,918	—	—	—	25,918

Total Revenues	108,945	4,518	274	(4,191)	109,546
Expenses and impairments:
Salaries, wages, and benefits	61,688	1,122	—	—	62,810
General and administrative	18,895	674	(60)	—	19,509
Occupancy	3,718	72	—	—	3,790

Total expenses and impairments	84,301	1,868	(60)	—	86,109
Other income (expense):
Interest income	8,276	—	47,127	4,191	59,594
Interest expense	(26,008)	—	(35,085)	—	(61,093)
Loss on interest rate swaps and caps	—	—	(7,203)	—	(7,203)
Fair value changes in ABS securitizations	22	—	(16,568)	217	(16,329)
Gain/(loss) from subsidiaries	(1,904)	—	—	1,904	—

Total other income (expense)	(19,614)	—	(11,729)	6,312	(25,031)

Net income/(loss)	$5,030	$2,650	$(11,395)	$2,121	$(1,594)

NATIONSTAR MORTGAGE LLC
CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor
	(Parent)	(Subsidiaries)	(Subsidiaries)	Eliminations	Consolidated
Operating activities:
Net income/(loss)	$(1,811)	$2,650	$(11,395)	$8,962	$(1,594)
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Loss from subsidiaries	8,745	—	—	(8,745)	—
Share-based compensation	419	—	—	—	419
Gain on mortgage loans held for sale	(25,918)	—	—	—	(25,918)
Fair value changes in ABS securitizations	—	—	16,546	(217)	16,329
Loss/(gain) on derivative financial instruments	—	—	7,203	—	7,203
Depreciation and amortization	850	—	—	—	850
Change in fair value of mortgage servicing rights	2,341	—	—	—	2,341
Amortization of debt discount	7,099	—	3,293	—	10,392
Amortization of premiums/discounts	(2,455)	—	—	—	(2,455)
Mortgage Loans originated and purchased, net of fees	(1,192,333)	—	—	—	(1,192,333)
Cost of loans sold, net of fees	1,128,200	—	—	—	1,128,200
Principal Payments/Prepayments Received and other changes in mortgage loans originated as held for sale	17,457	—	(15,420)	—	2,037
Changes in assets and liabilities:
Accounts receivable	114,054	3	(44,597)	—	69,460
Receivables from/(payables to) affiliates	(60,982)	(2,428)	72,827	—	9,417
Other assets	(1,554)	—	—	—	(1,554)
Accounts payable and accrued liabilities	24,793	(23)	32	—	24,802

Net cash provided by/(used) in operating activities	18,905	202	28,489	—	47,596

Investing activities:
Principal payments received and other changes on mortgage loans held for investment, subject to ABS nonrecourse debt	—	—	13,434	—	13,434
Property and equipment additions, net of disposals	(1,853)	—	—	—	(1,853)
Proceeds from sales of real estate owned	—	—	55,324	—	55,324

Net cash provided by/(used) in investing activities	(1,853)	—	68,758	—	66,905

	Issuer	Guarantor	Non-Guarantor
	(Parent)	(Subsidiaries)	(Subsidiaries)	Eliminations	Consolidated
Financing activities
Transfers to/from restricted cash	(1,859)	—	3,619	—	1,760
Issuance of unsecured notes, net of issue discount	243,012	—	—	—	243,012
Decrease in notes payable, net	(255,378)	—	(10,437)	—	(265,815)
Repayment of non-recourse debt—Legacy assets	—	—	(23,516)	—	(23,516)
Repayment of ABS non-recourse debt	(146)	—	(66,913)	—	(67,059)
Debt financing costs	(11,714)	—	—	—	(11,714)

Net cash used in financing activities	(26,085)	—	(97,247)	—	(123,332)
Net increase (decrease) in cash	(9,033)	202	—	—	(8,831)
Cash and cash equivalents at beginning of period	41,243	402	—	—	41,645

Cash and cash equivalents at end of period	$32,210	$604	$—	$—	$32,814

16. Related Party Disclosures
In September 2010, Nationstar entered into a marketing agreement with Springleaf Home Equity, Inc., formerly known as American General Home Equity, Inc., Springleaf General Financial Services of Arkansas, Inc., formerly known as American General Financial Services of Arkansas, Inc. and MorEquity, Inc. (collectively “Springleaf”), each of which are indirectly owned by investment funds managed by affiliates of Fortress Investment Group LLC. Pursuant to this agreement, Nationstar markets mortgage origination products to customers of Springleaf, and is compensated by the origination fees of loans that Nationstar refinances. The marketing agreement has an initial term of six months. Additionally, in January 2011, Nationstar entered into three agreements to act as the loan sub-servicer for Springleaf for a whole loan portfolio and two securitized loan portfolios totaling $4.4 billion for which Nationstar receives a monthly per loan sub-servicing fee and other performance incentive fees subject to the agreements with Springleaf. For the three and six month periods ended June 30, 2011, Nationstar recognized revenue of $2.7 million and $4.9 million, respectively, in additional servicing and other performance incentive fees related to these portfolios. At June 30, 2011, Nationstar had an outstanding receivable from Springleaf of $0.9 million which was included as a component of accounts receivable.
Nationstar is the loan servicer for two securitized loan portfolios managed by Newcastle Investment Corp., which is managed by an affiliate of Fortress, for which Nationstar receives a monthly net servicing fee equal to 0.50% per annum on the unpaid principal balance of the portfolios. For the three months ended June 30, 2011 and 2010, Nationstar received servicing fees and other performance incentive fees of $0.1 million and $0.1 million, respectively. For the six months ended June 30, 2011 and 2010, Nationstar received servicing fees and other performance incentive fees of $0.1 million and $0.2 million, respectively.
17. Subsequent Events
In June 2011, Nationstar entered into an agreement to subservice approximately $26.2 billion unpaid principal balance of loans for a financial services company. Management of the Company expects to board the approximately 141,000 loans onto its system during the third quarter 2011 at which time the Company will begin its servicing responsibilities.
During July 2011, Nationstar entered into an amendment to a lease agreement for additional space in a building that it previously leased in October 2010. The term of the lease with respect to the additional 80,242 square feet of space is sixty eight months. Base rent payments for the new space will average approximately $101 thousand per month over the term of the lease. Nationstar expects to occupy the additional space beginning in August 2011. Additionally, the lease amendment extended the remaining lease term on the original 83,467 square feet of space from April 2016 to March 2017 to correspond to the term of the additional space.
In July 2011, Nationstar acquired the mortgage servicing rights of a $3.6 billion servicing portfolio from an unaffiliated third party for approximately $33.3 million. The acquired loans are expected to board onto Nationstar’s existing servicing platform in September 2011.
In September 2011, Nationstar completed the exchange offer of $250.0 million in 10.875% senior unsecured notes for new notes that have been registered under the Securities Act of 1933.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
     Our Business
     We are a leading residential mortgage company specializing in loan servicing and loan originations. Our business primarily consists of two Operating Segments: residential mortgage loan servicing, or Servicing, and prime residential mortgage loan originations, or Originations.
     We are one of the largest independent loan servicers in the United States. As of June 30, 2011, our servicing portfolio included over 398,000 loans with an aggregate unpaid principal balance of $65.7 billion. Our servicing portfolio consists of servicing rights acquired from or subservicing agreements entered into with third parties as well as mortgage loans originated by our integrated origination platform. We are licensed as a residential mortgage loan servicer and/or a third party debt collector in all states that require such licensing.
     We are also one of the few high-touch servicers in the United States with a loan origination platform. In the first six months of 2011, we originated $1.4 billion in aggregate unpaid principal balance of prime residential mortgage loans. We currently only originate prime agency and government conforming residential mortgage loans, and we are licensed to originate residential mortgage loans in 49 states and the District of Columbia. Our loan production is originated with the intent of selling to the secondary market.
     We also have a legacy asset portfolio, which consists primarily of non-prime and non-conforming residential mortgage loans, most of which we originated from April to July 2007. In November 2009, we engaged in a transaction through which we term-financed our legacy assets with a non-recourse loan that requires no additional capital or equity contributions. Additionally, we consolidated certain securitization trusts where it was determined that we had both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE, pursuant to the adoption of new consolidation guidance related to VIEs adopted on January 1, 2010.
Critical Accounting Policies
          Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified two policies that, due to the judgment, estimates and assumptions inherent in those policies, are critical to an understanding of our consolidated financial statements. These policies relate to: (a) fair value measurements; and (b) sale of mortgage loans. We believe that the judgment, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. For further information on our critical accounting policies, please refer to our Form S-4 Registration Statement under the Securities Act of 1933 dated August 10, 2011.

Selected Financial Data
     Selected consolidated balance sheet, statement of operations and other selected data are as follows.

	June 30, 2011	December 31, 2010
	(dollars in thousands)
Balance Sheet Data — Consolidated
Cash and cash equivalents	$2,532	$21,223
Mortgage servicing rights	151,557	145,062
Total assets	1,790,742	1,947,181
Notes payable	604,770	709,758
Unsecured senior notes	244,759	244,061
Nonrecourse debt-Legacy assets	126,026	138,662
ABS nonrecourse debt	447,845	496,692
Total liabilities	1,524,529	1,690,809
Total members’ equity	266,213	256,372

	For the three months ended		For the six months ended
	June 30,		June 30,
(dollars in thousands)	2011	2010	2011	2010
Total revenues	$82,199	$58,367	$167,391	$109,546
Total expenses and impairments	68,402	45,999	136,523	86,109
Total other income (expense)	(12,071)	(14,694)	(21,773)	(25,031)

Net income (loss)	$1,726	$(2,326)	$9,095	$(1,594)

Other Data —
Net cash provided by (used in):
Operating activities	$(15,490)	$137,056	$116,097	$54,417
Investing activities	13,344	29,343	18,622	60,084
Financing activities	(43,742)	(157,136)	(153,410)	(123,332)
Adjusted EBITDA (1) (non-gaap measure)	27,712	9,720	55,665	20,879
Operating segments:
Interest expense from unsecured senior notes	7,531	7,821	15,079	9,540
Change in fair value of mortgage servicing rights	7,938	(2,259)	11,722	2,341
Depreciation and amortization	694	406	1,335	761
Share-based compensation	5,238	147	10,476	294

Notes
(1)	Adjusted EBITDA is a key performance measure used by management in evaluating the performance of our segments. Adjusted EBITDA represents our Operating Segments’ income (loss), and excludes income and expenses that relate to the financing of the unsecured senior notes, depreciable (or amortizable) asset base of the business, income taxes (if any), exit costs from our 2007 restructuring and certain non-cash items. Adjusted EBITDA excludes results from our legacy asset portfolio and certain securitization trusts that were consolidated upon adoption of the new accounting guidance eliminating the concept of a QSPE.
Adjusted EBITDA provides us with a key measure of our Operating Segments’ performance as it assists us in comparing our Operating Segments’ performance on a consistent basis. Management believes Adjusted EBITDA is useful in assessing the profitability of our core business and uses Adjusted EBITDA in evaluating our operating performance as follows:
•	Financing arrangements for our Operating Segments are secured by assets that are allocated to these segments. Interest expense that relate to the financing of the unsecured senior notes is not considered in evaluating our operating performance because this obligation is serviced by the excess earnings from our Operating Segments after the debt obligations that are secured by their assets.
•	To monitor operating costs of each Operating Segment excluding the impact from depreciation, amortization and fair value change of the asset base, exit costs from our 2007 restructuring and non-cash operating expense, such as share-based compensation. Operating costs are analyzed to manage costs per our operating plan and to assess staffing levels, implementation of technology based solutions, rent and other general and administrative costs.
Management does not assess the growth prospects and the profitability of our legacy asset portfolio and certain securitization trusts that were consolidated upon adoption of the new accounting guidance, except to the extent to assess cash flows from the assets in the legacy asset portfolio are sufficient to service its debt obligations.
We also use Adjusted EBITDA (with additional adjustments) to measure our compliance with covenants such as leverage coverage ratios for our unsecured senior notes.
Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under generally accepted accounting principles in the United States (“GAAP”). Some of these limitations are:
•	Adjusted EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;
•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•	Adjusted EBITDA does not reflect the cash requirements necessary to service principal payments related to the financing of the business;
•	Adjusted EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our corporate debt;
•	although depreciation and amortization and changes in fair value of mortgage servicing rights are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA do not reflect any cash requirements for such replacements; and
•	other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.
          Because of these and other limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. Adjusted EBITDA is presented to provide additional information about our operations. Adjusted EBITDA is a non-GAAP measure and should be considered in addition to, but not as a substitute for or superior to, operating income, net income, operating cash flow and other measures of financial performance prepared in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only supplementally.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Net Income (Loss) from Operating Segments to Adjusted EBITDA Reconciliation (dollars in thousands):
Net income (loss)	$1,726	$(2,326)	$9,095	$(1,594)
Less:
Net loss from Legacy Portfolio and Other	5,098	1,507	9,373	2,334

Net income (loss) from Operating Segments	6,824	(819)	18,468	740
Adjust for:
Interest expense from unsecured senior notes	7,531	7,821	15,079	9,540
Depreciation and amortization	694	406	1,335	761
Change in fair value of mortgage servicing rights	7,938	(2,259)	11,722	2,341
Share-based compensation	5,238	147	10,476	294
Fair value changes on interest rate swap(a)	—	4,424	—	7,203
Ineffective portion of cash flow hedge	(513)	—	(1,415)	—

Adjusted EBITDA	$27,712	$9,720	$55,665	$20,879

(a)	Relates to an interest rate swap agreement which was treated as an economic hedge under ASC 815 since trade execution to September 30, 2010.

Results of Operations
     The following table summarizes our consolidated operating results for the periods indicated. We also have provided a discussion of operating results by business segment below.

	For the three months ended		For the six months ended
	June 30,		June 30,
(dollars in thousands)	2011	2010	2011	2010
Revenues:
Servicing fee income	$52,886	$41,183	$110,353	$75,273

Other fee income	6,491	3,695	13,710	8,355

Total fee income	59,377	44,878	124,063	83,628

Gain on mortgage loans held for sale	22,822	13,489	43,328	25,918

Total revenues	82,199	58,367	167,391	109,546

Expenses and impairments:
Salaries, wages, and benefits	48,372	33,321	95,295	62,810
General and administrative	15,746	10,789	31,310	19,509
Provision for loan losses	—	—	1,128	—
Loss on sale of foreclosed real estate	2,099	—	4,346	—
Occupancy	2,185	1,889	4,444	3,790

Total expenses and impairments	68,402	45,999	136,523	86,109

Other income (expense):
Interest income	16,727	28,261	35,045	59,594
Interest expense	(25,185)	(31,958)	(50,553)	(61,093)
Gain/(loss) on interest rate swaps and caps	—	(4,424)	—	(7,203)
Fair value changes in ABS securitizations	(3,613)	(6,573)	(6,265)	(16,329)

Total other income (expense)	(12,071)	(14,694)	(21,773)	(25,031)

Net income/(loss)	$1,726	$(2,326)	$9,095	$(1,594)

     We provide further discussion of our results of operations for each of our reportable segments in the “Segment Results” section below. Certain income and expenses not allocated to our reportable segments are presented in the Legacy Portfolio and Other as discussed in Note 14- Business Segment Reporting, in the accompanying Notes to Consolidated Financial Statements (unaudited) included in this report.
     Comparison of Consolidated Results for the three months ended June 30, 2011 and 2010
     Revenues increased $23.8 million from $58.4 million for the three months ended June 30, 2010 to $82.2 million for the three months ended June 30, 2011, due to increases in both our total fee income and our gain on mortgage loans held for sale offset by MSR fair value adjustments. The increase in our total fee income was primarily a result of (1) our higher average servicing portfolio balance of $66.4 billion for the three months ended June 30, 2011, compared to $33.8 billion for the three months ended June 30, 2010, and (2) an increase in modification fees earned from HAMP and other non-HAMP modifications. The increase in the gain on loans held for sale was a result of the $44.4 million, or 6.5%, increase in the amount of loans originated during the 2011 period compared to the 2010 period and higher margins earned on the sale of residential mortgage loans during the period.
     Expenses and impairments increased $22.4 million from $46.0 million for the three months ended June 30, 2010 to $68.4 million for the three months ended June 30, 2011, primarily due to the increase in compensation expenses related to increased staffing levels in order to accommodate our larger servicing portfolio and originations as well as other related increases in general and administrative expenses. Our 2011 operating results include a $5.2 million increase in share-based compensation expense from revised compensation arrangements executed with certain members of our executive team.
     Other expense decreased $2.6 million from $14.7 million for the three months ended June 30, 2010 to $12.1 million for the three months ended June 30, 2011, primarily due to the effects of the derecognition of a previously consolidated VIE and the losses on our outstanding interest rate swap positions during the 2010 period.

     Comparison of Consolidated Results for the six months ended June 30, 2011 and 2010
     Revenues increased $57.9 million from $109.5 million for the six months ended June 30, 2010 to $167.4 million for the six months ended June 30, 2011, due to increases in both our total fee income and our gain on mortgage loans held for sale offset by MSR fair value adjustments. The increase in our total fee income was primarily a result of (1) our higher average servicing portfolio balance of $66.0 billion for the six months ended June 30, 2011, compared to $33.4 billion for the six months ended June 30, 2010, and (2) an increase in modification fees earned from HAMP and other non-HAMP modifications. The increase in the gain on loans held for sale was a result of the $185.9 million, or 15.6%, increase in the amount of loans originated during the 2011 period compared to the 2010 period and higher margins earned on the sale of residential mortgage loans during the period.
     Expenses and impairments increased $50.4 million from $86.1 million for the six months ended June 30, 2010 to $136.5 million for the six months ended June 30, 2011, primarily due to the increase in compensation expenses related to increased staffing levels in order to accommodate our larger servicing portfolio and originations as well as other related increases in general and administrative expenses. Our 2011 operating results include a $10.4 million increase in share-based compensation expense from revised compensation arrangements executed with certain members of our executive team.
     Other expense decreased $3.2 million from $25.0 million for the six months ended June 30, 2010 to $21.8 million for the six months ended June 30, 2011, primarily due to the effects of the derecognition of a previously consolidated VIE and the losses on our outstanding interest rate swap positions during the 2010 period.
     Segment Results
     Our primary business strategy is to generate recurring, stable income from managing and growing our servicing portfolio. We operate through two business segments: Servicing and Originations, which we refer to collectively as our Operating Segments. We report the activity not related to either operating segment in the Legacy Portfolio and Other. The Legacy Portfolio and Other includes primarily all sub-prime mortgage loans (i) originated in the latter portion of 2006 and during 2007 or (ii) acquired from CHEC, and VIEs which were consolidated pursuant to the January 1, 2010 adoption of new consolidation guidance related to VIEs.
     The accounting policies of each reportable segment are the same as those of the consolidated financial statements except for (i) expenses for consolidated back-office operations and general overhead expenses such as executive administration and accounting and (ii) revenues generated on inter-segment services performed. Expenses are allocated to individual segments based on the estimated value of the services performed, including estimated utilization of square footage and corporate personnel, as well as the equity invested in each segment. Revenues generated or inter-segment services performed are valued based on similar services provided to external parties.

     Servicing Segment
     The Servicing Segment provides loan servicing on our servicing portfolio, including the collection of principal and interest payments and the generation of ancillary fees related to the servicing of mortgage loans.
     The following table summarizes our operating results from our Servicing Segment for the periods indicated.

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010
Revenues:
Servicing fee income	$53,990	$42,719	$112,714	$78,485
Other fee income	2,141	1,778	4,535	3,562

Total fee income	56,131	44,497	117,249	82,047

Gain on mortgage loans held for sale	—	—	—	—

Total revenues	56,131	44,497	117,249	82,047

Expenses and impairments:
Salaries, wages, and benefits	30,002	17,844	59,412	34,517
General and administrative	8,617	4,281	18,238	7,857
Occupancy	1,277	995	2,653	2,028

Total expenses and impairments	39,896	23,120	80,303	44,402

Other income (expense):
Interest income	655	130	1,622	350
Interest expense	(13,491)	(14,422)	(26,948)	(25,068)
Gain/(loss) on interest rate swaps and caps	—	(4,424)	—	(7,203)

Total other income (expense)	(12,836)	(18,716)	(25,326)	(31,921)

Net income/(loss)	$3,399	$2,661	$11,620	$5,724

     Increase in aggregate unpaid principal balance of our servicing portfolio primarily governs the increase in revenues, expenses and other income (expense) of our Servicing Segment.
     The table below provides detail of the characteristics of our servicing portfolio as of or for the six months ended June 30, 2011 and 2010.

	2011	2010
Servicing Portfolio (in millions)
Unpaid principal balance (by investor):
Special Servicing	$8,298	$3,500
Government-sponsored enterprises	50,675	23,391
ABS	6,736	7,462

Total unpaid principal balance	$65,709	$34,353

Average Servicing Portfolio	$66,047	$33,423

     Key performance metrics for our servicing portfolio as of and for the six months ended June 30, 2011 and 2010 are shown in the table below:

	2011	2010
	($ in millions, except for average loan amount)
Loan count-servicing	398,033	233,303
Ending unpaid principal balance	$65,709	$34,353
Average unpaid principal balance	$66,047	$33,423
Average loan amount	$165,084	$147,244
Average coupon	5.57%	6.25%
Average FICO	649	630
60+ delinquent (% of loans) (1)	16.7%	15.7%
Total prepayment speed (12 month CPR)	12.3%	13.6%

(1)	— Loan delinquency is based on the current contractual due date of the loan. In the case of a completed loan modification, delinquency is based on the modified due date of the loan.
     For the Three Months Ended June 30, 2011 and 2010
     Service fee income consists of the following for the three months ended June 30, 2011 and June 30, 2010 (in thousands).

	2011	2010
Service fees	$46,475	$24,537
Loss mitigation and performance-based incentive fees	2,444	6,417
Modification fees	6,070	2,701
Late fees and other ancillary charges	5,711	6,107
MSR fair value adjustments	(7,892)	2,259
Other service fee related revenues	1,182	698

Total service fee income	$53,990	$42,719

     Servicing fee income was $54.0 million for the three months ended June 30, 2011 compared to $42.7 million for the three months ended June 30, 2010, an increase of $11.3 million, or 26.5%, primarily due to the net effect of the following:
•	Increase of $22.0 million due to higher average unpaid principal balance of $66.4 billion in the 2011 period compared to $33.8 billion in the comparable 2010 period. The increase in our servicing portfolio was primarily driven by an increase in average unpaid principal balance for loans serviced for government-sponsored enterprises and other subservicing contracts for third party investors of $51.3 billion in the 2011 period compared to $23.4 billion in the comparable 2010 period. This increase was offset by a decrease in average unpaid principal balance for our private asset-backed securitizations portfolio, which decreased to $6.9 billion in the 2011 period compared to $7.5 billion in the comparable 2010 period.
•	Increase of $3.4 million due to higher modification fees earned from HAMP and non-HAMP modifications.
•	Decrease of $10.2 million from change in fair value on mortgage servicing rights which was recognized in servicing fee income. The fair value of our mortgage servicing rights (MSRs) is based upon the present value of the expected future cash flows related to servicing these loans. The revenue components of the cash flows are servicing fees, interest earned on custodial accounts, and other ancillary income. The expense components include operating costs related to servicing the loans (including delinquency and foreclosure costs) and interest expenses on servicing advances. The expected future cash flows are primarily impacted by prepayment estimates, delinquencies, and market discount rates. Generally, the value of MSRs increases when interest rates increase and decreases when interest rates decline due to the effect those changes in interest rates have on prepayment estimates. Other factors affecting the MSR value includes the estimated effects of loan modifications on expected cash flows. Such modifications tend to positively impact cash flows by extending the expected life of the affected MSR and potentially producing additional revenue opportunities depending on the type of modification. In valuing the MSRs, we believe our assumptions are consistent with the assumptions other major market participants use. These assumptions include a level of future modification activity that we believe major market participants would use in their valuation of MSRs. Internally, we have modification goals that exceed the assumptions utilized in our valuation model. Nevertheless, were we to apply an assumption of a level of future modifications consistent with our internal goals to our MSR valuation, we do not believe the resulting increase in value would be material. Additionally, several state Attorneys General have requested that certain mortgage servicers, including us, suspend foreclosure proceedings pending internal review to ensure compliance with applicable law, and we received requests from four such state Attorneys General. Although we have resumed those previously delayed proceedings, changes in the foreclosure process that may be required by government or regulatory bodies could increase the cost of servicing and diminish the value of our MSRs. We utilize assumptions of servicing costs that include delinquency and foreclosure costs that we believe major market participants would use to value their MSRs. We periodically compare our internal MSR valuation to third party valuation of our MSRs to help substantiate our market assumptions. We have considered the costs related to the delayed proceedings in our assumptions and we do not believe that any resulting decrease in the MSR was material given the expected short-term nature of the issue.
•	Decrease of $4.0 million due to decreased loss mitigation and performance-based incentive fees earned from a government-sponsored enterprise.
     Other fee income was $2.1 million for the three months ended June 30, 2011 compared to $1.8 million for the three months ended June 30, 2010, an increase of $0.3 million, or 16.7%. This increase was primarily attributable to a $0.9 million increase in commissions earned on lender placed insurance and higher REO sales commissions, partially offset by a current quarter charge of $0.5 million to other income from losses from ANC, an ancillary real estate services and vendor management company acquired during in March 2011. We currently own a 22% interest in ANC. We apply the equity method of accounting to investments when the entity is not a VIE and we are able to exercise significant influence, but not control, over the policies and procedures of the entity but own less than 50% of the voting interests. ANC is the parent company of National Real Estate Information Services, Inc. (NREIS), a real estate services company which offers comprehensive settlement and property valuation services for both origination and default management channels. Direct or indirect product offerings include title insurance agency, tax searches, flood certification, default valuations, full appraisals and broker price opinions.
     Expenses and impairments were $39.9 million for the three months ended June 30, 2011 compared to $23.1 million for the three months ended June 30, 2010, an increase of $16.8 million, or 72.7%, primarily due to an increase of $12.2 million in salaries, wages and benefits expense resulting primarily from an increase in headcount from 1,119 in 2010 to 1,509 in 2011 and an increase of $4.6 million in general and administrative and occupancy-related expenses associated with increased headcount and growth in the servicing portfolio. Our 2011 operating results include a $4.7 million increase in share-based compensation expense from revised compensation arrangements executed with certain members of our executive team.
     Interest income was $0.7 million for the three months ended June 30, 2011 compared to $0.1 million for the three months ended June 30, 2010, an increase of $0.6 million, or 600.0%, due to higher average outstanding custodial cash deposit balances on custodial cash accounts.
     Interest expense was $13.5 million for the three months ended June 30, 2011 compared to $14.4 million for the three months ended June 30, 2010, a decrease of $0.9 million, or 6.3%, primarily due to lower average outstanding debt of $610.3 million in the three months ended June 30, 2011 compared to $659.7 million in the comparable 2010 period, combined with lower interest rates due to declines in the base LIBOR and decreases in the overall index margin on outstanding servicer advance facilities.
     Loss on interest rate swaps and caps was $4.4 million for the three months ended June 30, 2010, with no corresponding gain or loss recognized for the three months ended June 30, 2011. Effective October 1, 2010, we designated an existing interest rate swap as a cash flow hedge against outstanding floating rate financing associated with one of our outstanding servicer advance facilities. This interest rate swap is recorded at fair value, with any changes in fair value related to the effective portion of the hedge being recorded as an adjustment to other comprehensive income. Prior to this designation, any changes in fair value were recorded as a loss on interest rate swaps and caps on our statement of operations.

     For the Six Months Ended June 30, 2011 and 2010
     Service fee income consists of the following for the six months ended June 30, 2011 and June 30, 2010 (in thousands).

	2011	2010
Service fees	$93,401	$49,803
Loss mitigation and performance-based incentive fees	5,152	9,940
Modification fees	12,119	7,766
Late fees and other ancillary charges	12,097	12,289
MSR fair value adjustments	(11,919)	(2,768)
Other service fee related revenues	1,864	1,455

Total service fee income	$112,714	$78,485

     Servicing fee income was $112.7 million for the six months ended June 30, 2011 compared to $78.5 million for the six months ended June 30, 2010, an increase of $34.2 million, or 43.6%, primarily due to the net effect of the following:
•	Increase of $43.6 million due to higher average unpaid principal balance of $66.0 billion in the 2011 period compared to $33.4 billion in the comparable 2010 period. The increase in our servicing portfolio was primarily driven by an increase in average unpaid principal balance for loans serviced for government-sponsored enterprises and other subservicing contracts for third party investors of $52.2 billion in the 2011 period compared to $23.8 billion in the comparable 2010 period. This increase was offset by a decrease in average unpaid principal balance for our private asset-backed securitizations portfolio, which decreased to $7.1 billion in the six month period ended June 30, 2011 compared to $7.7 billion in the comparable 2010 period.
•	Increase of $4.3 million due to higher modification fees earned from HAMP and on non-HAMP modifications.
•	Decrease of $9.1 million from change in fair value on mortgage servicing rights which was recognized in servicing fee income. The fair value of our mortgage servicing rights (MSRs) is based upon the present value of the expected future cash flows related to servicing these loans. The revenue components of the cash flows are servicing fees, interest earned on custodial accounts, and other ancillary income. The expense components include operating costs related to servicing the loans (including delinquency and foreclosure costs) and interest expenses on servicing advances. The expected future cash flows are primarily impacted by prepayment estimates, delinquencies, and market discount rates. Generally, the value of MSRs increases when interest rates increase and decreases when interest rates decline due to the effect those changes in interest rates have on prepayment estimates. Other factors affecting the MSR value includes the estimated effects of loan modifications on expected cash flows. Such modifications tend to positively impact cash flows by extending the expected life of the affected MSR and potentially producing additional revenue opportunities depending on the type of modification. In valuing the MSRs, we believe our assumptions are consistent with the assumptions other major market participants use. These assumptions include a level of future modification activity that we believe major market participants would use in their valuation of MSRs. Internally, we have modification goals that exceed the assumptions utilized in our valuation model. Nevertheless, were we to apply an assumption of a level of future modifications consistent with our internal goals to our MSR valuation, we do not believe the resulting increase in value would be material. Additionally, several state Attorneys General have requested that certain mortgage servicers, including us, suspend foreclosure proceedings pending internal review to ensure compliance with applicable law, and we received requests from four such state Attorneys General. Although we have resumed those previously delayed proceedings, changes in the foreclosure process that may be required by government or regulatory bodies could increase the cost of servicing and diminish the value of our MSRs. We utilize assumptions of servicing costs that include delinquency and foreclosure costs that we believe major market participants would use to value their MSRs. We periodically compare our internal MSR valuation to third party valuation of our MSRs to help substantiate our market assumptions. We have considered the costs related to the delayed proceedings in our assumptions and we do not believe that any resulting decrease in the MSR was material given the expected short-term nature of the issue.

•	Decrease of $4.7 million due to decreased loss mitigation and performance-based incentive fees earned from a government-sponsored enterprise.
     Other fee income was $4.5 million for the six months ended June 30, 2011 compared to $3.6 million for the six months ended June 30, 2010, an increase of $0.9 million, or 25.0%, due to higher commissions earned on lender placed insurance and higher REO sales commissions.
     Expenses and impairments were $80.3 million for the six months ended June 30, 2011 compared to $44.4 million for the six months ended June 30, 2010, an increase of $35.9 million, or 80.9%, primarily due to the increase of $24.9 million in salaries, wages and benefits expense resulting primarily from an increase in headcount from 1,119 in 2010 to 1,509 in 2011 and an increase of $11.0 million in general and administrative and occupancy-related expenses associated with increased headcount and growth in the servicing portfolio. Our 2011 operating results include a $9.3 million increase in share-based compensation expense from revised compensation arrangements executed with certain members of our executive team.
     Interest income was $1.6 million for the six months ended June 30, 2011 compared to $0.4 million for the six months ended June 30, 2010, an increase of $1.2 million, or 300.0%, due to higher average outstanding custodial cash deposit balances on custodial cash accounts.
     Interest expense was $26.9 million for the six months ended June 30, 2011 compared to $25.1 million for the six months ended June 30, 2010, an increase of $1.8 million, or 7.2%, primarily due to higher average outstanding debt of $617.1 million in the six month period ended June 30, 2011 compared to $606.5 million in the comparable 2010 period. The impact of the higher debt balances is partially offset by lower interest rates due to declines in the base LIBOR and decreases in the overall index margin on outstanding servicer advance facilities.
     Loss on interest rate swaps and caps was $7.2 million for the six months ended June 30, 2010, with no corresponding gain or loss recognized for the six months ended June 30, 2011. Effective October 1, 2010, we designated an existing interest rate swap as a cash flow hedge against outstanding floating rate financing associated with one of our outstanding servicer advance facilities. This interest rate swap is recorded at fair value, with any changes in fair value related to the effective portion of the hedge being recorded as an adjustment to other comprehensive income. Prior to this designation, any changes in fair value were recorded as a loss on interest rate swaps and caps on our statement of operations.

     Originations Segment
     The Originations Segment involves the origination, packaging, and sale of government-sponsored enterprise mortgage loans into the secondary markets via whole loan sales or securitizations.
     The following table summarizes our operating results from our Originations Segment for the periods indicated.

	For the three months ended		For the six months ended
	June 30,		June 30,
(dollars in thousands)	2011	2010	2011	2010
Revenues:
Servicing fee income	$—	$—	$—	$—

Other fee income	3,825	1,568	7,869	3,234

Total fee income	3,825	1,568	7,869	3,234

Gain on mortgage loans held for sale	22,911	13,543	43,480	25,989

Total revenues	26,736	15,111	51,349	29,223

Expenses and impairments:
Salaries, wages, and benefits	16,889	13,187	33,182	23,919
General and administrative	6,139	5,908	11,032	10,709
Occupancy	674	558	1,300	962

Total expenses and impairments	23,702	19,653	45,514	35,590

Other income (expense):
Interest income	2,901	3,461	5,504	5,090
Interest expense	(2,510)	(2,399)	(4,491)	(3,707)

Total other income (expense)	391	1,062	1,013	1,383

Net income/(loss)	$3,425	$(3,480)	$6,848	$(4,984)

     Increase in origination volume primarily governs the increase in revenues, expenses and other income (expense) of our Originations Segment. The table below provides detail of the loan characteristics of loans originated for the three and six month periods ended June 30, 2011 and 2010.

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Origination Volume ($ in millions):
Retail	$491.0	$372.6	$915.6	$678.5
Wholesale	232.9	306.9	462.5	513.7

Total Originations	$723.9	$679.5	$1,378.1	$1,192.2

     For the Three Months Ended June 30, 2011 and 2010
     Other fee income was $3.8 million for the three months ended June 30, 2011 compared to $1.6 million for the three months ended June 30, 2010, an increase of $2.2 million, or 137.5%, primarily due to higher points and fees collected as a result of the $44.4 million increase in loan origination volume, combined with a decrease in fees paid to third party mortgage brokers.

     Gain on mortgage loans held for sale consists of the following for the three months ended June 30, 2011 and June 30, 2010 (in thousands).

	2011	2010
Gain on sale	$13,276	$7,788
Capitalized servicing rights	8,104	6,025
Fair value mark-to-market adjustments	841	5,400
Mark-to-market on derivatives/hedges	690	(5,670)

Total gain on mortgage loans held for sale	$22,911	$13,543

     Gain on mortgage loans held for sale was $22.9 million for the three months ended June 30, 2011 compared to $13.5 million for the three months ended June 30, 2010, an increase of $9.4 million, or 69.6%, primarily due to the net effect of the following:
•	Increase of $5.5 million from larger volume of originations, which increased from $679.5 million in 2010 to $723.9 million in 2011, and higher margins earned on the sale of residential mortgage loans during the period.
•	Increase of $2.1 million from capitalized mortgage servicing rights due to the larger volume of originations and subsequent retention of servicing rights.
•	Decrease of $4.6 million resulting from the change in fair value on newly-originated loans.
•	Increase of $6.4 million from change in unrealized gains/losses on derivative financial instruments. These include interest rate lock commitments and forward sales of mortgage-backed securities.
     Expenses and impairments were $23.7 million for the three months ended June 30, 2011 compared to $19.7 million for the three months ended June 30, 2010, an increase of $4.0 million, or 20.3%, primarily due to the net effect of the following:
•	Increase of $3.7 million in salaries, wages and benefits expense from increase in headcount of 456 in 2010 to 783 in 2011 and increases in performance-based compensation due to increases in origination volume.
•	Increase of $0.3 million in general & administrative and occupancy expense primarily due to increase in overhead expenses from the larger volume of originations in 2011.
     Interest income was $2.9 million for the three months ended June 30, 2011 compared to $3.5 million for the three months ended June 30, 2010, a decrease of $0.6 million, or 17.1%, representing interest earned from originated loans prior to sale or securitization. The decrease is primarily due to a 22 basis point decrease in the weighted average interest rates earned on newly originated loans. Loans are typically sold within 30 days of origination.
     Interest expense was $2.5 million for the three months ended June 30, 2011 compared to $2.4 million for the three months ended June 30, 2010, an increase of $0.1 million, or 4.2%.
     For the Six Months Ended June 30, 2011 and 2010
     Other fee income was $7.9 million for the six months ended June 30, 2011 compared to $3.2 million for the six months ended June 30, 2010, an increase of $4.7 million, or 146.9%, primarily due to higher points and fees collected as a result of the $185.9 million increase in loan origination volume, combined with a decrease in fees paid to third party mortgage brokers.

     Gain on mortgage loans held for sale consists of the following for the six months ended June 30, 2011 and June 30, 2010 (in thousands).

	2011	2010
Gain on sale	$23,791	$14,314
Capitalized servicing rights	17,985	9,750
Fair value mark-to-market adjustments	3,130	6,962
Mark-to-market on derivatives/hedges	(1,426)	(5,037)

Total gain on mortgage loans held for sale	$43,480	$25,989

     Gain on mortgage loans held for sale was $43.5 million for the six months ended June 30, 2011, compared to $26.0 million for the six months ended June 30, 2010, an increase of $17.5 million, or 67.3%, primarily due to the net effect of the following:
•	Increase of $9.5 million from larger volume of originations, which increased from $1,192.2 million in 2010 to $1,378.1 million in 2011, and higher margins earned on the sale of residential mortgage loans during the period.
•	Increase of $8.2 million from capitalized mortgage servicing rights due to the larger volume of originations and subsequent retention of servicing rights.
•	Decrease of $3.8 million resulting from the change in fair value on newly-originated loans.
•	Increase of $3.6 million from change in unrealized gains/losses on derivative financial instruments. These include interest rate lock commitments and forward sales of mortgage-backed securities.
     Expenses and impairments were $45.5 million for the six months ended June 30, 2011 compared to $35.6 million for the six months ended June 30, 2010, an increase of $9.9 million, or 27.8%, primarily due to the net effect of the following:
•	Increase of $9.3 million in salaries, wages and benefits expense from increase in headcount of 456 in 2010 to 783 in 2011 and increases in performance-based compensation due to increases in origination volume.
•	Increase of $0.7 million in general & administrative and occupancy expense primarily due to increase in overhead expenses from the larger volume of originations in 2011.
     Interest income was $5.5 million for the six months ended June 30, 2011 compared to $5.1 million for the six months ended June 30, 2010, an increase of $0.4 million, or 7.8%, representing interest earned from originated loans prior to sale or securitization. The increase is primarily due to the increase in the volume of originations. Loans are typically sold within 30 days of origination.
     Interest expense was $4.5 million for the six months ended June 30, 2011 compared to $3.7 million for the six months ended June 30, 2010, an increase of $0.8 million, or 21.6%, primarily due to an increase in origination volume in 2011 and associated financing required to originate these loans combined with a slight increase in outstanding average days in warehouse on newly originated loans.
     Legacy Portfolio and Other
     Through December 2009, our legacy asset portfolio consisted primarily of non-prime and non-conforming residential mortgage loans that we primarily originated from April to July 2007. Revenues and expenses are primarily a result of mortgage loans transferred to securitization trusts that were structured as secured borrowings, resulting in carrying the securitized loans as mortgage loans on our consolidated balance sheets and recognizing the asset-backed certificates as nonrecourse debt.
     Effective January 1, 2010, new accounting guidance eliminated the concept of a QSPE. Consequently, all existing securitization trusts are considered VIEs and are now subject to the new consolidation guidance. Upon consolidation of certain of these VIEs, we recognized the securitized mortgage loans related to these securitization trusts as mortgage loans held for investment, subject to ABS nonrecourse debt (see

Note 3 to our unaudited consolidated financial statements). Additionally, we elected the fair value option provided for by ASC 825-10. Assets and liabilities related to these VIEs are included in Legacy Assets and Other in our segmented results.
The following table summarizes our operating results from Legacy Portfolio and Other for the periods indicated (in thousands).

	For the three months ended		For the six months ended
	June 30,		June 30,
(dollars in thousands)	2011	2010	2011	2010
Revenues:
Servicing fee income	$670	$521	$1,237	$979

Other fee income	525	349	1,306	1,559

Total fee income	1,195	870	2,543	2,538

Gain on mortgage loans held for sale	—	—	—	—

Total revenues	1,195	870	2,543	2,538

Expenses and impairments:
Salaries, wages, and benefits	1,570	2,344	2,853	4,445
General and administrative	990	600	2,040	943
Provision for loan losses	—	—	1,128	—
Loss on sale of foreclosed real estate	2,099	—	4,346	—
Occupancy	234	336	491	800

Total expenses and impairments	4,893	3,280	10,858	6,188

Other income (expense):
Interest income	11,397	22,613	24,321	49,963
Interest expense	(9,184)	(15,137)	(19,114)	(32,318)
Fair value changes in ABS securitizations	(3,613)	(6,573)	(6,265)	(16,329)

Total other income (expense)	(1,400)	903	(1,058)	1,316

Net loss	$(5,098)	$(1,507)	$(9,373)	$(2,334)

     The table below provides detail of the characteristics of our securitization trusts included in Legacy Portfolio and other for the dates indicated (in thousands).

	June 30, 2011	June 30, 2010
Legacy Portfolio and Other Performance:
Performing — UPB	$1,029,550	$1,494,693
Nonperforming (90+ Delinquency) — UPB	308,643	497,448
Real Estate Owned — Estimated Fair Value	17,249	32,796

Total Legacy Portfolio and Other — UPB	$1,355,442	$2,024,937

     For the Three Months Ended June 30, 2011 and 2010
     Expenses and impairments were $4.9 million for the three months ended June 30, 2011 compared to $3.3 million for the three months ended June 30, 2010, an increase of $1.6 million, or 48.5%, primarily a result of higher losses on liquidated real estate owned.
     Interest income, net of interest expense, decreased to $2.2 million for the three months ended June 30, 2011 as compared to $7.5 million for the three months ended June 30, 2010. The decrease in net interest income was primarily due to the effects of the derecognition of previously consolidated VIEs.
     Fair value changes in ABS securitizations were $3.6 million for the three months ended June 30, 2011 as compared to a $6.6 million decrease for the three months ended June 30, 2010. Fair value changes in ABS securitizations is the net result of the reductions in the fair value of the assets (Mortgage loans held for investment and real estate owned) and the reductions in the fair value of the liabilities (ABS nonrecourse debt).

     For the Six Months Ended June 30, 2011 and 2010
     Expenses and impairments were $10.9 million for the six months ended June 30, 2011 compared to $6.2 million for the six months ended June 30, 2010, an increase of $4.7 million, or 75.8%, primarily a result of higher provision for losses on residential mortgage loans and losses on liquidated real estate owned.
     Interest income, net of interest expense, decreased to $5.2 million for the six months ended June 30, 2011 as compared to $17.6 million for the six months ended June 30, 2010. The decrease in net interest income was primarily due to the effects of the derecognition of previously consolidated VIEs.
     Fair value changes in ABS securitizations were $6.3 million for the six months ended June 30, 2011 as compared to a $16.3 million decrease for the six months ended June 30, 2010. Fair value changes in ABS securitizations is the net result of the reductions in the fair value of the assets (Mortgage loans held for investment and real estate owned) and the reductions in the fair value of the liabilities (ABS nonrecourse debt).

Analysis of Items on Consolidated Balance Sheet
     The following table presents our consolidated balance sheets as of June 30, 2011 and December 31, 2010 (in thousands).

	June 30,	December 31,
	2011	2010
	(unaudited)
Assets
Cash and cash equivalents	$2,532	$21,223
Restricted cash	84,331	91,125
Accounts receivable, net	468,072	439,071
Mortgage loans held for sale	262,597	371,160
Mortgage loans held for investment, subject to nonrecourse debt — Legacy Assets	255,463	266,840
Mortgage loans held for investment, subject to ABS nonrecourse debt	490,588	538,440
Receivables from affiliates	7,351	8,993
Mortgage servicing rights	151,557	145,062
Property and equipment, net	15,667	8,394
Real estate owned, net (includes $11,787 and $17,509, respectively, of real estate owned, subject to ABS nonrecourse debt)	17,249	27,337
Other assets	35,335	29,536

Total assets	$1,790,742	$1,947,181

Liabilities and members’ equity
Notes payable	$604,770	$709,758
Unsecured senior notes	244,759	244,061
Payables and accrued liabilities	78,764	75,054
Derivative financial instruments	8,214	7,801
Derivative financial instruments, subject to ABS nonrecourse debt	14,151	18,781
Nonrecourse debt — Legacy Assets	126,026	138,662
ABS nonrecourse debt	447,845	496,692

Total liabilities	1,524,529	1,690,809

Total members’ equity	266,213	256,372

Total liabilities and members’ equity	$1,790,742	$1,947,181

     Assets
     Restricted cash consists of custodial accounts related to collections on certain mortgage loans and mortgage loan advances that have been pledged to debt counterparties under various Master Repurchase Agreements. Restricted cash was $84.3 million at June 30, 2011, a decrease of $6.8 million from December 31, 2010, primarily a result of decreased servicer advance reimbursement amounts.
     Accounts receivable consists primarily of accrued interest receivable on mortgage loans and securitizations, collateral deposits on surety bonds, and advances made to nonconsolidated securitization trusts, as required under various servicing agreements related to delinquent loans, which are ultimately paid back to us from the securitization trusts. Accounts receivable increased $29.0 million to $468.1 million at June 30, 2011, primarily due to our larger outstanding serving portfolio, which resulted in a $37.1 million increase in Corporate and Escrow advances and a $14.6 million increase in outstanding delinquency advances.
     Mortgage loans held for sale are carried at fair value under ASC 825, Financial Instruments. We estimate fair value by evaluating a variety of market indicators including recent trades and outstanding commitments. Mortgage loans held for sale were $262.6 million at June 30, 2011, a decrease of $108.6 million from December 31, 2010, as $1,490.8 million in mortgage loan sales was partially offset by $1,378.0 million loan originations during the six month period ended June 30, 2011.
     Mortgage loans held for investment, subject to nonrecourse debt — legacy assets consist of nonconforming or subprime mortgage loans securitized which serve as collateral for the nonrecourse debt. Mortgage loans held for investment, subject to nonrecourse debt — legacy assets was $255.5 million at June 30, 2011, a decrease of $11.4 million from December 31, 2010 as $11.1 million was transferred to real estate owned during the six month period ended June 30, 2011.
     Mortgage loans held for investment, subject to ABS nonrecourse debt consist of mortgage loans that were recognized upon the adoption of new accounting guidance related to VIEs effective January 1, 2010. To more accurately represent the future economic performance of the securitization collateral and related debt balances, we elected the fair value option provided for by ASC 825-10. Mortgage loans held for investment, subject to ABS nonrecourse debt was $490.6 million at June 30, 2011, a decrease of $47.9 million from December 31, 2010, as $24.1 million was transferred to real estate owned, which was partially offset by improvements in the fair value of the mortgage loan portfolio.
     Receivables from affiliates consist of periodic transactions with Nationstar Regular Holdings, Ltd., a subsidiary of FIF HE Holdings LLC. These transactions typically involve the monthly payment of principal and interest advances that are required to be remitted to securitization trusts as required under various Pooling and Servicing Agreements. These amounts are later repaid to us when principal and interest advances are recovered from the respective borrowers. Receivables from affiliates were $7.4 million at June 30, 2011, a decrease of $1.6 million from December 31, 2010, as a result of increased recoveries on outstanding principal and interest advances.
     Mortgage servicing rights consist of servicing assets related to all existing residential mortgage loans transferred to a third party in a transfer that meets the requirements for sale accounting, or through the acquisition of the right to service residential mortgage loans that do not relate to our assets. Mortgage servicing rights were $151.6 million at June 30, 2011, an increase of $6.5 million over December 31, 2010, primarily a result of the capitalization of $18.0 million newly created mortgage servicing rights, partially offset by $11.7 million change in the fair value of our MSRs.
     Property and equipment, net is comprised of land, furniture, fixtures, leasehold improvements, computer software, and computer hardware. These assets are stated at cost less accumulated depreciation. Property and equipment, net increased $7.3 million as we invested in information technology systems to support volume growth in the Originations segment.
     Real estate owned, net represents property we acquired as a result of foreclosures on delinquent mortgage loans. Real estate owned, net is recorded at estimated fair value, less costs to sell, at the date of foreclosure. Any subsequent operating activity and declines in value are charged to earnings. Real estate owned, net was $17.2 million at June 30, 2011, a decrease of $10.1 million over December 31, 2010. This decrease was primarily a result of sales of real estate, partially offset by transfers from mortgage loans held for investment.
     Other assets include deferred financing costs, derivative financial instruments, prepaid expenses, and other equity method investments. Other assets increased $5.8 million from December 31, 2010, primarily due to a 22% investment in ANC Acquisition LLC for $6.6 million (see Note 8 of our Unaudited Notes to Consolidated Financial Statements.)

     Liabilities and Members’ Equity
     At June 30, 2011, total liabilities were $1,524.5 million, a $166.3 million decrease from December 31, 2010. The decrease in total liabilities was primarily a result of $105.0 million repayment of the outstanding warehouse facility notes payable and a decrease of $61.5 million from repayment on outstanding nonrecourse debt.
     Included in our payables and accrued liabilities caption on our balance sheet is our reserve for repurchases and indemnifications amounting to $7.5 million and $7.3 million at June 30, 2011 and December 31, 2010, respectively. This liability represents our (i) estimate of losses to be incurred on the repurchase of certain loans that we previously sold and (ii) an estimate of losses to be incurred for indemnification of losses incurred by purchasers or insurers with respect to loans that we sold. Certain sale contracts include provisions requiring us to repurchase a loan or indemnify the purchaser or insurer for losses if a borrower fails to make certain initial loan payments due to the acquirer or if the accompanying mortgage loan fails to meet certain customary representations and warranties. These representations and warranties are made to the loan purchasers or insurers about various characteristics of the loans, such as manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided and typically are in place for the life of the loan. Although the representations and warranties are in place for the life of the loan, we believe that most repurchase requests occur within the first five years of the loan. In the event of a breach of the representations and warranties, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. In addition, an investor may request that we refund a portion of the premium paid on the sale of mortgage loans if a loan is prepaid within a certain amount of time from the date of sale. We record a provision for estimated repurchases, loss indemnification and premium recapture on loans sold, which is charged to gain (loss) on mortgage loans held for sale.
     The activity of our outstanding repurchase reserves were as follows (in thousands):

	Six Months Ended	Year Ended
	June 30,	December 31,
	2011	2010

Repurchase reserves, beginning of period	$7,321	$3,648
Additions	2,200	4,649
Charge-offs	(2,073)	(976)

Repurchase reserves, end of period	$7,448	$7,321

     The following table summarizes the changes in our loan count and unpaid principal balance related to unresolved repurchase and indemnification requests (in millions):

	Six Months Ended	Year Ended
	June 30,	December 31,
	2011	2010

Beginning balance	$4.3	$1.3
Repurchases & indemnifications	(3.1)	(1.9)
Claims initiated	15.6	10.8
Rescinded	(6.3)	(5.9)

Ending balance	$10.5	$4.3

     The following table details our loan sales by period:

	Six months Ended		Year Ended
	June 30, 2011		December 31, 2010
	Count	$	Count	$
($ amounts in billions)
Loan sales	7,578	$1.5	13,090	$2.6

     For the six months ended June 30, 2011, the reserve for repurchases and indemnifications increased by approximately $0.1 million. This increase was principally due to the increase in loan sales during 2011 over the 2010 period. We increase the reserve by applying an estimated loss factor to the principal balance of loan sales. Secondarily, the reserve may be increased based on outstanding claims received. We have observed an increase in repurchase requests in each of the last two years and into 2011. We believe that because of the increase in our originations during 2009, 2010 and the first six months of 2011, we expect that repurchase requests are likely to increase. Should home values continue to decrease, our realized losses from loan repurchases and indemnifications may increase as well. As such, our reserve for repurchases may be required to increase beyond our current expectations. While the ultimate amount of repurchases and premium recapture is an estimate, we consider the liability to be adequate at each balance sheet date.
     At June 30, 2011, outstanding members’ equity was $266.2 million, a $9.8 million increase from December 31, 2010, which is primarily attributed to our earning $9.1 million net income in the first six months of the current year, $10.5 million share-based compensation, partially offset by $3.9 million distribution to parent and a $4.8 million redemption of units by our existing partners.
Recent Accounting Developments
     Accounting Standards Update No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (Update No. 2011-02). Update No. 2011-02 is intended to reduce the diversity in identifying troubled debt restructurings (TDRs), primarily by clarifying certain factors around concessions and financial difficulty. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that: 1) the restructuring constitutes a concession; and 2) the debtor is experiencing financial difficulties. The clarifications will generally result in more restructurings being considered troubled. The amendments in this update will be effective for interim and annual periods beginning after June 15, 2011, with retrospective application to the beginning of the annual period of adoption. The adoption of Update No. 2011-02 is not expected to have a material impact on our financial condition, liquidity or results of operations.
     Accounting Standards Update No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements (Update No. 2011-03). Update No. 2011-03 is intended to improve the accounting and reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. This amendment removes the criterion pertaining to an exchange of collateral such that it should not be a determining factor in assessing effective control, including (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not changed by the amendments in the update. The amendments in this update will be effective for interim and annual periods beginning after December 15, 2011. The adoption of Update No. 2011-03 is not expected to have a material impact on our financial condition, liquidity or results of operations.
     Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (Update No. 2011-04). Update No. 2011-04 is intended to provide common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. The changes required in this update include changing the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this update are to be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. The adoption of Update No. 2011-04 is not expected to have a material impact on our financial condition, liquidity or results of operations.
     Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (Update No. 2011-05). Update No. 2011-05 is intended to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. Update No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and now requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this update are to be applied retroprospectively and are effective for interim and annual periods beginning after December 15, 2011. The adoption of Update No. 2011-05 will not expected to have a material impact on our financial condition, liquidity or results of operations.

Liquidity and Capital Resources
     Liquidity measures our ability to meet potential cash requirements, including the funding of servicing advances, paying operating expenses, origination of loans and repayment of borrowings. Our cash balance decreased from $21.2 million as of December 31, 2010 to $2.5 million as of June 30, 2011, primarily due to cash outflows in our financing activities, partially offset by cash inflows from operating and investing activities.
     We grew our servicing portfolio from $34.4 billion as of June 30, 2010 to $65.7 billion as of June 30, 2011. We shifted our strategy after 2007 to leverage our industry-leading servicing capabilities and capitalize on the opportunities to grow our origination platform which has led to the strengthening of our liquidity position. As a part of our shift in strategy, we ceased originating non-prime loans in 2007, and new originations have been focused on loans that are eligible to be sold to government-sponsored enterprises. For the three and six month periods ended June 30, 2011 and 2010, substantially all originated loans have either been sold or are pending sale.
     As part of the normal course of our business, we borrow money periodically to fund servicing advances and loan originations. The loans we originate are financed through several warehouse lines on a short-term basis. We typically hold the loans for approximately 30 days and then sell the loans or place them in government securitizations and repay the borrowings under the warehouse lines. We rely upon several counterparties to provide us with financing facilities to fund a portion of our servicing advances and to fund our loan originations on a short-term basis. Our ability to fund current operations depends upon our ability to secure these types of short-term financings on acceptable terms and to renew or replace the financings as they expire.
     In March 2010, we completed the offering of $250.0 million of unsecured senior notes, which were issued with an issue discount of $7.0 million for net cash proceeds of $243.0 million, with a maturity date of April 2015. These unsecured senior notes pay interest biannually at an interest rate of 10.875%. Cash proceeds from this offering were used to pay down outstanding balances on our existing debt facilities.
     At this time, we see no material negative trends that we believe would affect our access to long-term borrowings, short-term borrowings or bank credit lines sufficient to maintain our current operations, or would likely cause us to cease to be in compliance with any applicable covenants in our indebtedness or that would inhibit our ability to fund operations and capital commitments for the next 12 months.
     Our primary sources of funds for liquidity include: (i) lines of credit and other secured borrowings; (ii) servicing fees and ancillary fees; (iii) payments received from sale or securitization of loans; and (iv) payments received from mortgage loans held for sale.
     Our primary uses of funds for liquidity include: (i) funding of servicing advances; (ii) origination of loans; (iii) payment of interest expenses; (iv) payment of operating expenses; and (v) repayment of borrowings.
     Our servicing agreements impose on us various rights and obligations that affect our liquidity. Among the most significant of these obligations is the requirement that we advance our own funds to meet contractual principal and interest payments for certain investors and to pay taxes, insurance, foreclosure costs and various other items that are required to preserve the assets being serviced. Delinquency rates and prepayment speed affect the size of servicing advance balances.
     We intend to continue to seek opportunities to acquire loan servicing portfolios, originations platforms and/or businesses that engage in loan servicing and/or loan originations. We cannot predict the extent to which our liquidity and capital resources will be diminished by any such transactions. Additionally, we believe that a significant acquisition may require us to raise additional capital to facilitate such a transaction. We would likely finance acquisitions through a combination of corporate debt issuances, asset-backed acquisition financing and/or cash from operations.
     Operating Activities
     Our operating activities provided $116.1 million cash flow for the six months ended June 30, 2011 compared to $47.6 million of cash flow for the same period in the prior year. The increase of $68.5 million was primarily due to higher volume sales of residential mortgage loans offset by higher cash outflows for working capital. The improvement was primarily due to the net effect of the following:
•	$362.6 million improvement in proceeds received from sale of originated loans, which provided $1,490.8 million and $1,128.2 million for the six month periods ending June 30, 2011 and 2010, respectively, partially offset by $185.7 million increase in cash used to originate loans. Mortgage loans originated and purchased, net of fees, used $1,378.0 million and $1,192.3 million in the six month period ending June 30, 2011 and 2010, respectively.
•	$128.9 million higher cash outflows from working capital, which used $26.8 million cash for the six months ended June 30, 2011 and provided $108.7 million during the same period in the prior year.
     Investing Activities
     Our investing activities provided $18.6 million and $66.9 million of cash flow for the six months ended June 30, 2011 and 2010, respectively. The $41.5 million decrease in cash flows from investing activities from 2010 to 2011 was primarily a result of a $35.3 million decrease in cash proceeds from sales of real estate owned partially offset by higher capital expenditures related to the implementation of a new loan origination system. Also, in March 2011, the Company acquired a 22% interest in ANC Acquisition LLC (ANC) for $6.6 million. ANC is the parent company of National Real Estate Information Services, Inc. (NREIS), a real estate services company.
     Financing Activities
     Our financing activities used $153.4 million cash flow during the six month period ending June 30, 2011 and used $123.3 million of cash flow for the six months ended June 30, 2010. The primary source of financing cash flow during the six months ended June 30, 2010 was $243.0 million proceeds from offering the Senior Unsecured Notes. During the six months ended June 30, 2010, the Company used $67.1 million to repay ABS nonrecourse debt, used $11.7 million for debt financing costs, and used $265.8 million to repay the outstanding notes payable. During the quarter ended June 30, 2011, the Company used less cash for debt financing costs and to repay debt. During the six months ended June 30, 2011, the Company used $29.1 million to repay ABS nonrecourse debt, used $2.7 million for debt financing costs, and used $105.0 million to repay the outstanding notes payable.
Contractual Obligations
     There were no other significant changes to our outstanding contractual obligations outstanding as of June 30, 2011 from amounts previously disclosed in our Amendment No. 8 to Form S-4 Registration Statement under the Securities Act of 1933 dated August 10, 2011.
Variable Interest Entities
     We have been the transferor in connection with a number of securitizations or asset-backed financing arrangements, from which we have continuing involvement with the underlying transferred financial assets. We aggregate these securitizations or asset-backed financing arrangements into two groups: 1) securitizations of residential mortgage loans and 2) transfers accounted for as secured borrowings.
     Effective January 1, 2010, new accounting guidance related to VIEs eliminated the concept of a QSPE and all existing SPEs are now subject to the new consolidation guidance. Upon adoption of this new accounting guidance, we identified certain securitization trusts where we, through our affiliates, continued to hold beneficial interests in these trusts. These retained beneficial interests obligate us to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant. In addition, as Master Servicer on the related mortgage loans, we retain the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE. When it is determined that we have both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE, the assets and liabilities of these VIEs are included in our consolidated financial statements. Upon consolidation of these VIEs, we derecognized all previously recognized beneficial interests obtained as part of the securitization, including any retained investment in debt securities, mortgage servicing rights, and any remaining residual interests. In addition, we recognized the securitized mortgage loans as mortgage loans held for investment, subject to ABS nonrecourse debt, and the related asset-backed certificates acquired by third parties as ABS nonrecourse debt on our consolidated balance sheet.
     We also maintained various agreements with SPEs, under which we transfer mortgage loans and/or advances on residential mortgage loans in exchange for cash. These SPEs issue debt supported by collections on the transferred mortgage loans and/or advances. These transfers do not qualify for sale treatment because we continue to retain control over the transferred assets. As a result, we account for these transfers as financings and continue to carry the transferred assets and recognize the related liabilities on our consolidated balance sheet. Collections on the mortgage loans and/or advances pledged to the SPEs are used to repay principal and interest and to pay the expenses of the entity. The holders of these beneficial interests issued by these SPEs do not have recourse to us and can only look to the assets of the SPEs themselves for satisfaction of the debt.
     SPEs created for the purpose of issuing debt supported by collections on loans that have been transferred to it are considered VIEs. VIEs for which we are the primary beneficiary and have the power to direct the activities that directly impact the economic performance are consolidated into our consolidated financial statements.
     A summary of the assets and liabilities of our transactions with VIEs included in our consolidated financial statements as of June 30, 2011 is presented in the following table (in thousands).

		Transfers
		Accounted for as
	Securitization	Secured
June 30, 2011	Trusts	Borrowings	Total
ASSETS
Restricted cash	$1,417	$34,086	$35,503
Accounts receivable	2,901	255,563	258,464
Mortgage loans held for investment, subject to nonrecourse debt	—	246,800	246,800
Mortgage loans held for investment, subject to ABS nonrecourse debt	490,588	—	490,588
Real estate owned	11,787	5,366	17,153

Total Assets	$506,693	$541,815	$1,048,508

LIABILITIES
Notes payable	$—	$210,704	$210,704
Payables and accrued liabilities	59	1,035	1,094
Outstanding servicer advances(1)	31,662	—	31,662
Derivative financial instruments	—	7,456	7,456
Derivative financial instruments, subject to ABS nonrecourse debt	14,151	—	14,151
Nonrecourse debt—Legacy Assets	—	126,026	126,026
ABS nonrecourse debt	447,845	—	447,845

Total Liabilities	$493,717	$345,221	$838,938

(1)	Outstanding servicer advances consists of principal and interest advances paid by Nationstar to cover scheduled payments and interest that have not been timely paid by borrowers, which excludes outstanding pool level advances of approximately $4.3 million. These outstanding servicer advances are eliminated upon the consolidation of the securitization trusts.

Off Balance Sheet Arrangements
     A summary of the outstanding collateral and certificate balances for securitization trusts, including any retained beneficial interests and mortgage servicing rights, that were not consolidated by us for the periods ending June 30, 2011 and December 31, 2010 are presented in the following table (in thousands).

	June 30, 2011(1)	December 31, 2010

Total collateral balance	$3,848,722	$4,038,978
Total certificate balance	3,876,273	4,026,844
Total mortgage servicing rights at fair value	26,319	26,419

(1)	Unconsolidated securitization trusts consist of VIE’s where we have neither the power to direct the activities that most significantly impact the VIE’s economic performance or the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.
Derivatives
     We record all derivative transactions at fair value on our consolidated balance sheets. We use these derivatives primarily to manage our interest rate risk and price risk associated with interest rate lock commitments, which we refer to as IRLCs. We actively manage the risk profiles of our IRLCs and mortgage loans held for sale on a daily basis. To manage the price risk associated with IRLCs, we enter into forward sales of mortgage-backed securities in an amount equal to the portion of the IRLC we expected to close, assuming no change in interest rates.
     In addition, to manage the interest rate risk associated with mortgage loans held for sale, we enter into forward sales of mortgage-backed securities to deliver mortgage loan inventory to investors.
     We also entered into interest rate cap agreements to hedge the interest payments on our ABS Servicing Facility and our MBS Servicing Facility. These interest rate cap agreements generally require an upfront payment and receive cash flow only when a variable rate based on LIBOR exceeds a defined interest rate. As of June 30, 2011, these interest rate cap agreements were out of the money and, unless there is a significant change to LIBOR, we do not anticipate a material effect to our consolidated financial statements.
     To hedge the aggregate risk of interest rate fluctuations with respect to our outstanding borrowings, we have entered into swap agreements whereby we receive floating rate payments in exchange for fixed rate payments, effectively converting our outstanding borrowings to fixed rate debt.
     As part of our January 1, 2010 adoption of new accounting guidance related to VIEs, we were required to consolidate certain VIEs related to previous asset-backed securitizations that were treated as sales under GAAP. Accordingly, we recognized all assets and liabilities held by these securitization trusts in our consolidated balance sheet. As a form of credit enhancement to the senior noteholders, these securitization trusts contained embedded interest rate swap agreements to hedge the required interest payments on the underlying asset-backed certificates. These interest rate swap agreements generally require the securitization trust to pay a variable interest rate and receive a fixed interest rate based on LIBOR.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Refer to the discussion of market risks included in the section of our Form S-4 Registration Statement under the Securities Act of 1933 dated August 10, 2011. There has been no significant change in the types of market risks faced by us since March 31, 2011 or December 31, 2010.
     We assess market risk based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact on fair values based on hypothetical changes (increases and decreases) in interest rates.

     We use a duration-based model in determining the impact of interest rate shifts on our loan portfolio, certain other interest-bearing liabilities measured at fair value and interest rate derivatives portfolios. The primary assumption used in these models is that an increase or decrease in the benchmark interest rate produces a parallel shift in the yield curve across all maturities.
     We utilize a discounted cash flow analysis to determine the fair value of mortgage servicing rights and the impact of parallel interest rate shifts on mortgage servicing rights. The primary assumptions in this model are prepayment speeds, market discount rates and cost to service. However, this analysis ignores the impact of interest rate changes on certain material variables, such as the benefit or detriment on the value of future loan originations, non-parallel shifts in the spread relationships between mortgage-backed securities, swaps and U.S. Department of the Treasury rates and changes in primary and secondary mortgage market spreads. For mortgage loans, interest rate lock commitments and forward delivery commitments on mortgage-backed securities, we rely on a model in determining the impact of interest rate shifts. In addition, for interest rate lock commitments, the borrower’s propensity to close their mortgage loans under the commitment is used as a primary assumption.
     Our total market risk is influenced by a wide variety of factors including market volatility and the liquidity of the markets. There are certain limitations inherent in the sensitivity analysis presented, including the necessity to conduct the analysis based on a single point in time and the inability to include the complex market reactions that normally would arise from the market shifts modeled.
     We use market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear. We do not believe that on the whole that our estimated net changes to the fair value of our assets and liabilities at June 30, 2011 would be significantly different than previously presented.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q.
     Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2011, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
     In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
          The Company and its subsidiaries are subject to various claims and legal actions that have arisen in the normal course of conducting business. Management does not expect the ultimate disposition of these matters to have a material adverse impact on the Company’s consolidated financial statements.
Item 1A. Risk Factors
          There has been no material change in the risk factors previously disclosed under “Risk Factors” included in our Form S-4 Registration Statement under the Securities Act of 1933 dated August 10, 2011.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities
     None.
     Item 4. (Removed and Reserved)
     None.
Item 5. Other Information
     None.
Item 6. Exhibits

31.1	Certification by Chief Executive Officer pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Chief Financial Officer pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed electronically herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONSTAR MORTGAGE LLC.
/s/ Anthony H. Barone
Anthony H. Barone
Chief Executive Officer and Director

/s/ Jay Bray
Jay Bray
President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification by Chief Executive Officer pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Chief Financial Officer pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed electronically herewith.