Form 10-Q/A
period 2011-06-30
Nationstar Mortgage LLC
filed 2011-10-18
CIK 1507951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 333-171370

Nationstar Mortgage LLC
(Exact name of registrant as specified in its charter)

Delaware	75-2921540
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

350 Highland Drive
Lewisville, TX	75067
(Address of principal executive offices)	(Zip Code)
469-549-2000
Registrant’s telephone number, including area code
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑ (Do not check if a smaller reporting company.)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No      ☑

EXPLANATORY NOTE
     The purpose of this Amendment No. 1 on Form 10-Q/A to Nationstar Mortgage LLC’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed with the Securities and Exchange Commission on September 19, 2011 (“the Form 10-Q”), is solely to furnish Exhibit 101 XBRL (eXtensible Business Reporting Language) interactive data files in accordance with Rule 405 (a)(2) of Regulation S-T.
     Included as Exhibit 101 to this report is the following information formatted in XBRL: (i) the consolidated balance sheets at June 30, 2011 (unaudited) and December 31, 2010, (ii) the unaudited consolidated statements of operations for the three and six months ended June 30, 2011 and 2010, (iii) the consolidated statements of members’ equity for the six-months ended June 30, 2011 (unaudited) and for the year ended December 31, 2010, (iv) the unaudited consolidated statements of cash flows for the six months ended June 30, 2011 and 2010, and (v) the notes to the consolidated financial statements (unaudited, tagged as blocks of text).
     No other changes have been made to the Form 10-Q, and this Form 10-Q/A does not does not reflect any subsequent events occurring after the original filing date of the Form 10-Q or modify or update any other disclosures made in the Form 10-Q.
     Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6. Exhibits

31.1	Certification by Chief Executive Officer pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Chief Financial Officer pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by Chief Executive Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Filed with Nationstar Mortgage LLC’s Quarterly Report on Form 10-Q filed on September 19, 2011 for the period ended June 30, 2011.

**	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONSTAR MORTGAGE LLC.

/s/ Jay Bray Jay Bray
Chief Executive Officer, President and Chief Financial Officer

Date: October 18, 2011