Form 10-Q
period 2011-09-30
Nationstar Mortgage LLC
filed 2011-11-14
CIK 1507951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
     There are a number of important factors that could cause future results to differ materially from historical performance and these forward looking statements. Factors that might cause such a difference include:
•	the impact of the ongoing implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 on our business activities and practices, costs of operations and overall results of operations;
•	the impact on our servicing practices of enforcement consent orders entered into by 14 of the largest servicers and four federal agencies;
•	the continued deterioration of the residential mortgage market, increase in monthly payments on adjustable rate mortgage loans, adverse economic conditions, decrease in property values or increase in delinquencies and defaults;
•	our ability to compete successfully in the mortgage loan servicing and mortgage loan originations industry;
•	our ability to maintain the size of our servicing portfolio by successfully identifying attractive acquisition opportunities, including mortgage servicing rights, subservicing contracts, servicing platforms and origination platforms;
•	our ability to scale-up appropriately and integrate our acquisitions to realize the anticipated benefits of any such potential future acquisitions;
•	our ability to obtain sufficient capital to meet our financing requirements;
•	our ability to grow our loan origination volume;
•	the termination of our servicing rights and subservicing contracts;
•	changes to federal, state and local laws and regulations concerning loan servicing, loan origination, loan modification or the licensing of entities that engage in these activities;
•	changes in accounting standards;
•	our ability to meet certain criteria or characteristics under the indentures governing our securitized pools of loans;
•	our ability to follow the specific guidelines of government-sponsored enterprises or a significant change in such guidelines;
•	delays in our ability to collect or be reimbursed for servicing advances;
•	changes to the Home Affordable Modification Program, the Make Home Affordable Plan or other similar government programs;
•	loss of our licenses;

•	changes in our business relationships with Fannie Mae, Freddie Mac, Ginnie Mae and others that facilitate the issuance of mortgage-backed securities;
•	changes to the nature of the guarantees of Fannie Mae and Freddie Mac and the market implications of such changes;
•	errors in our financial models or changes in assumptions;
•	requirement to write down the value of certain assets;
•	changes in prevailing interest rates;
•	our ability to successfully mitigate our risks through hedging strategies;
•	changes to our servicer ratings;
•	the accuracy and completeness of information about borrowers and counterparties;
•	our ability to maintain our technology systems and our ability to adapt such systems for future operating environments;
•	failure of our internal security measures or breach of our privacy protections;
•	failure of our vendors to comply with servicing criteria;
•	the loss of the services of our senior managers;
•	changes to our income tax status;
•	failure to attract and retain a highly skilled work force;
•	increase in legal proceedings and related costs;
•	changes in public opinion concerning mortgage originators or debt collectors; and
•	conflicts of interest with Fortress and the holders of our senior unsecured notes.
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

NATIONSTAR MORTGAGE LLC
QUARTERLY REPORT ON FORM 10-Q

Part 1. Financial Information
Item 1. Financial Statements
NATIONSTAR MORTGAGE LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(thousands of dollars)

	September 30,	December 31,
	2011	2010
	(unaudited)
Assets
Cash and cash equivalents	$24,005	$21,223
Restricted cash (includes $69 and $1,472, respectively, of restricted cash, subject to ABS nonrecourse debt)	72,813	91,125
Accounts receivable (includes $2,431 and $2,392, respectively, of accrued interest, subject to ABS nonrecourse debt)	471,474	441,275
Mortgage loans held for sale	377,932	369,617
Mortgage loans held for investment, subject to nonrecourse debt - Legacy Assets, net of allowance for loan losses of $5,303 and $3,298, respectively	246,159	266,320
Mortgage loans held for investment, subject to ABS nonrecourse debt (at fair value)	477,748	538,440
Receivables from affiliates	6,082	8,993
Mortgage servicing rights	246,916	145,062
Property and equipment, net	20,990	8,394
Real estate owned, net (includes $11,169 and $17,509, respectively, of real estate owned, subject to ABS nonrecourse debt)	15,411	27,337
Other assets	44,795	29,395

Total assets	$2,004,325	$1,947,181

Liabilities and members’ equity
Notes payable	$738,783	$709,758
Unsecured senior notes	245,109	244,061
Payables and accrued liabilities (includes $75 and $95, respectively, of accrued interest payable, subject to ABS nonrecourse debt)	177,452	75,054
Derivative financial instruments	15,778	7,801
Derivative financial instruments, subject to ABS nonrecourse debt	11,889	18,781
Nonrecourse debt - Legacy Assets	116,200	138,662
ABS nonrecourse debt (at fair value)	434,326	496,692

Total liabilities	1,739,537	1,690,809

Commitments and contingencies – See Note 15
Total members’ equity	264,788	256,372

Total liabilities and members’ equity	$2,004,325	$1,947,181

See notes to the unaudited consolidated financial statements.

NATIONSTAR MORTGAGE LLC AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(thousands of dollars)

	For the Three Months Ended		For the Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Servicing fee income	$55,283	$35,646	$165,636	$110,919
Other fee income	5,408	3,496	19,118	11,851

Total fee income	60,691	39,142	184,754	122,770
Gain on mortgage loans held for sale	30,232	25,836	73,560	51,754

Total revenues	90,923	64,978	258,314	174,524

Expenses and impairments:
Salaries, wages, and benefits	50,904	41,879	146,199	104,689
General and administrative	25,397	15,422	56,707	34,931
Provision for loan losses	877	—	2,005	—
Loss on foreclosed real estate	2,558	—	6,904	—
Occupancy	3,458	2,212	7,902	6,002

Total expenses and impairments	83,194	59,513	219,717	145,622

Other income (expense):
Interest income	16,201	22,425	51,246	82,019
Interest expense	(26,376)	(28,205)	(76,929)	(89,298)
Loss on interest rate swaps and caps	—	(2,714)	—	(9,917)
Fair value changes in ABS securitizations	(654)	(2,786)	(6,919)	(19,115)

Total other income (expense)	(10,829)	(11,280)	(32,602)	(36,311)

Net income/(loss)	$(3,100)	$(5,815)	$5,995	$(7,409)

See notes to the unaudited consolidated financial statements.

NATIONSTAR MORTGAGE LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF MEMBERS’ EQUITY
AND COMPREHENSIVE INCOME
(thousands of dollars)

		Accumulated Other	Total Members’
	Members’	Comprehensive	Units and
	Units	Income	Members’ Equity
Balance at January 1, 2010	$263,823	$—	$263,823
Cumulative effect of change in accounting principles as of January 1, 2010 related to adoption of new accounting guidance on consolidation of variable interest entities	(8,068)	—	(8,068)
Share-based compensation	12,856	—	12,856
Tax related share-based settlement of units by members	(3,396)	—	(3,396)
Comprehensive loss:
Net loss	(9,914)	—	(9,914)
Change in value of cash flow hedge	—	1,071	1,071

Total comprehensive loss			(8,843)

Balance at December 31, 2010	255,301	1,071	256,372
(unaudited)
Share-based compensation	12,201	—	12,201
Distribution to parent	(3,900)	—	(3,900)
Tax related share-based settlement of units by members	(4,809)	—	(4,809)
Comprehensive income:
Net income	5,995	—	5,995
Change in value of cash flow hedge	—	(1,071)	(1,071)

Total comprehensive income			4,924

Balance at September 30, 2011	$264,788	$—	$264,788

See notes to the unaudited consolidated financial statements.

NATIONSTAR MORTGAGE LLC AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of dollars)

	Nine Months
	Ended September 30,
	2011	2010
Operating activities
Net income / (loss)	$5,995	$(7,409)
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Share-based compensation	12,201	7,459
Gain on mortgage loans held for sale	(73,560)	(51,754)
Provision for loan losses	2,005	—
Loss on foreclosed real estate	6,904	—
Loss on equity method investments	971	—
(Gain) / loss on ineffectiveness on interest rate swaps and caps	(2,032)	9,917
Fair value changes in ABS securitizations	6,919	19,115
Depreciation and amortization	2,551	1,450
Change in fair value on mortgage servicing rights	30,757	11,499
Amortization of debt discount	10,324	15,168
Amortization of discounts	(4,001)	(3,561)
Mortgage loans originated and purchased, net of fees	(2,285,558)	(1,960,089)
Cost of loans sold, net of fees	2,287,430	1,831,708
Principal payments/prepayments received and other changes in mortgage loans originated as held for sale	45,534	8,112
Changes in assets and liabilities:
Accounts receivable, net	(30,199)	58,656
Receivables from affiliates	2,911	3,607
Other assets	(5,050)	2,700
Payables and accrued liabilities	35,840	77,892

Net cash provided by operating activities	49,942	24,470

Continued on following page.

NATIONSTAR MORTGAGE LLC AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
(thousands of dollars)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	September 30,
	2011	2010
Investing activities
Principal payments received and other changes on mortgage loans held for investment, subject to ABS nonrecourse debt	$29,395	$36,401
Property and equipment additions, net of disposals	(15,147)	(3,177)
Acquisition of equity method investee	(6,600)	—
Purchase of mortgage servicing rights, net of liabilities incurred	(40,305)	(5,863)
Proceeds from sales of real estate owned	22,897	58,506

Net cash provided by/ (used in) investing activities	(9,760)	85,867

Financing activities
Transfers from restricted cash, net	18,312	6,560
Issuance of unsecured notes, net of issue discount	—	243,012
Increase / (decrease) in notes payable	29,025	(239,585)
Repayment of non-recourse debt — Legacy assets	(26,119)	(37,240)
Repayment of ABS nonrecourse debt	(47,175)	(85,386)
Distribution to parent	(3,900)	—
Debt financing costs	(2,734)	(11,894)
Tax related share-based settlement of units by members	(4,809)	—

Net cash used in financing activities	(37,400)	(124,533)

Net increase / (decrease) in cash and cash equivalents	2,782	(14,196)
Cash and cash equivalents at beginning of period	21,223	41,645

Cash and cash equivalents at end of period	$24,005	$27,449

Supplemental disclosures of noncash activities
Transfer of mortgage loans held for investment, subject to nonrecourse debt — Legacy Assets to real estate owned	$4,875	$15,034
Transfer of mortgage loans held for sale to real estate owned	90	124
Transfer of mortgage loans held for investment, subject to ABS nonrecourse debt to real estate owned	13,712	34,775
Mortgage servicing rights resulting from sale or securitization of mortgage loans	25,748	16,761
Liabilities incurred from purchase of mortgage servicing rights	66,558	5,156
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
The sale or securitization of mortgage loans typically involves Nationstar retaining the right to service the mortgage loans that it sells. The servicing of mortgage loans includes the collection of principal and interest payments and the assessment of ancillary fees related to the servicing of mortgage loans. Additionally, Nationstar may periodically obtain additional servicing rights through the acquisition of servicing portfolios from third parties.
Basis of Presentation
The interim consolidated financial statements include the accounts of Nationstar, formerly Centex Home Equity Company, LLC (CHEC), a Delaware limited liability company, and it’s wholly owned subsidiaries and those variable interest entities (VIEs) where Nationstar is the primary beneficiary. Nationstar applies the equity method of accounting to investments when the entity is not a VIE and Nationstar is able to exercise significant influence, but not control, over the policies and procedures of the entity but owns less than 50% of the voting interests. Intercompany balances and transactions have been eliminated. Results of operations, assets and liabilities of VIEs are included from the date that the Company became the primary beneficiary. Nationstar is a subsidiary of FIF HE Holdings LLC (FIF), a subsidiary of Fortress Private Equity Funds III and IV (Fortress). In addition, certain prior period amounts have been reclassified to conform to the current period presentation.
The interim consolidated financial statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods have been included. The consolidated interim financial statements of Nationstar have been prepared in accordance with generally accepted accounting principles (GAAP) for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (SEC). Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form S-4 Registration Statement dated August 10, 2011. The results of operations for the three and nine month periods ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. Nationstar evaluated subsequent events through the date these interim consolidated financial statements were issued.

2. Recent Accounting Developments
Accounting Standards Update No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (Update No. 2011-02). Update No. 2011-02 is intended to reduce the diversity in identifying troubled debt restructurings (TDRs), primarily by clarifying certain factors around concessions and financial difficulty. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that: 1) the restructuring constitutes a concession; and 2) the debtor is experiencing financial difficulties. The clarifications will generally result in more restructurings being considered troubled. The amendments in this update are effective for this quarter, with retrospective application to the beginning of this year. The adoption of Update No. 2011-02 did not have a material impact on Nationstar’s financial condition, liquidity or results of operations.
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
Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (Update No. 2011-05). Update No. 2011-05 is intended to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. Update No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and now requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this update are to be applied retrospectively and are effective for interim and annual periods beginning after December 15, 2011. The adoption of Update No. 2011-05 is not expected to have a material impact on Nationstar’s financial condition, liquidity or results of operations.

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
On securitizations of residential mortgage loans, Nationstar’s continuing involvement typically includes acting as servicer for the mortgage loans held by the trust and holding beneficial interests in the trust. Nationstar’s responsibilities as servicer include, among other things, collecting monthly payments, maintaining escrow accounts, providing periodic reports and managing insurance in exchange for a contractually specified servicing fee. The beneficial interests held consist of both subordinate and residual securities that were retained at the time of the securitization. Prior to January 1, 2010, each of these securitization trusts was considered QSPEs, and these trusts were excluded from Nationstar’s consolidated financial statements.
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
Prior to January 1, 2010, Nationstar evaluated each SPE for classification as a QSPE. QSPEs were not consolidated in Nationstar’s consolidated financial statements. When a SPE was determined to not be a QSPE, Nationstar further evaluated it for classification as a VIE. When a SPE met the definition of a VIE, and when it was determined that Nationstar was the primary beneficiary, Nationstar included the SPE in its consolidated financial statements.
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
A summary of the assets and liabilities of Nationstar’s transactions with VIEs included in Nationstar’s consolidated financial statements as of September 30, 2011 and December 31, 2010 is presented in the following table (in thousands):

		Transfers
		Accounted for as
	Securitization	Secured
September 30, 2011	Trusts	Borrowings	Total
ASSETS
Restricted cash	$69	$20,134	$20,203
Accounts receivable	2,431	251,615	254,046
Mortgage loans held for investment, subject to nonrecourse debt	—	240,256	240,256
Mortgage loans held for investment, subject to ABS nonrecourse debt	477,748	—	477,748
Real estate owned	11,169	4,184	15,353

Total Assets	$491,417	$516,189	$1,007,606

LIABILITIES
Notes payable	$—	$203,596	$203,596
Payables and accrued liabilities	75	988	1,063
Outstanding servicer advances(1)	32,961	—	32,961
Derivative financial instruments, subject to ABS nonrecourse debt	11,889	—	11,889
Nonrecourse debt—Legacy Assets	—	116,200	116,200
ABS nonrecourse debt	434,326	—	434,326

Total Liabilities	$479,251	$320,784	$800,035

		Transfers
		Accounted for as
	Securitization	Secured
December 31, 2010	Trusts	Borrowings	Total
ASSETS
Restricted cash	$1,472	$32,075	$33,547
Accounts receivable	2,392	286,808	289,200
Mortgage loans held for investment, subject to nonrecourse debt	—	261,305	261,305
Mortgage loans held for investment, subject to ABS nonrecourse debt	538,440	—	538,440
Real estate owned	17,509	9,505	27,014

Total Assets	$559,813	$589,693	$1,149,506

LIABILITIES
Notes payable	$—	$236,808	$236,808
Payables and accrued liabilities	95	1,173	1,268
Outstanding servicer advances(1)	32,284	—	32,284
Derivative financial instruments	—	7,801	7,801
Derivative financial instruments, subject to ABS nonrecourse debt	18,781	—	18,781
Nonrecourse debt—Legacy Assets	—	138,662	138,662
ABS nonrecourse debt	497,289	—	497,289

Total Liabilities	$548,449	$384,444	$932,893

(1)	Outstanding servicer advances consists of principal and interest advances paid by Nationstar to cover scheduled payments and interest that have not been timely paid by borrowers. These outstanding servicer advances are eliminated upon the consolidation of the securitization trusts.
A summary of the outstanding collateral and certificate balances for securitization trusts, including any retained beneficial interests and mortgage servicing rights, that were not consolidated by Nationstar for the periods ending September 30, 2011 and December 31, 2010 is presented in the following table (in thousands):

	September 30, 2011	December 31, 2010
Total collateral balance	$3,751,789	$4,038,978
Total certificate balance	3,738,836	4,026,844
Total mortgage servicing rights at fair value	24,227	26,419
Nationstar has not retained any variable interests in the unconsolidated securitization trusts that were outstanding as of September 30, 2011 or 2010, and therefore does not have a significant maximum exposure to loss related to these unconsolidated VIEs.
A summary of mortgage loans transferred to unconsolidated securitization trusts that are 60 days or more past due and the credit losses incurred in the unconsolidated securitization trusts are presented below (in thousands):

	Nine months ended		Nine months ended
	September 30, 2011		September 30, 2010
	Principal Amount		Principal Amount
	of Loans		of Loans
	60 Days or		60 Days or
	More Past Due	Credit Losses	More Past Due	Credit Losses
Total Securitization Trusts	$801,216	$182,991	$855,981	$177,077

Certain cash flows received from securitization trusts accounted for as sales for the dates indicated were as follows (in thousands):

	For the three months ended				For the nine months ended
	September 30, 2011		September 30, 2010		September 30, 2011		September 30, 2010
	Servicing		Servicing		Servicing		Servicing
	Fees		Fees	Loan	Fees	Loan	Fees	Loan
	Received	Loan Repurchases	Received	Repurchases	Received	Repurchases	Received	Repurchases

Total securitization trusts	$5,870	$—	$6,055	$—	$21,221	$—	$21,414	$—
4. Consolidated Statement of Cash Flows-Supplemental Disclosure
Total interest paid for the nine months ended September 30, 2011 and 2010 was approximately $61.8 million and $60.9 million, respectively.
5. Accounts Receivable
Accounts receivable consist primarily of accrued interest receivable on mortgage loans and securitizations, collateral deposits on surety bonds, and advances made to unconsolidated securitization trusts, as required under various servicing agreements related to delinquent loans, which are ultimately paid back to Nationstar from such trusts.
Accounts receivable consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Delinquency advances	$157,438	$148,751
Corporate and escrow advances	274,912	241,618
Insurance deposits	1,750	6,390
Accrued interest (includes $2,431 and $2,392, respectively, subject to ABS nonrecourse debt)	3,971	4,302
Receivables from trusts	6,348	21,910
Other	27,055	18,304

Total accounts receivable	$471,474	$441,275

6. Mortgage Loans Held for Sale and Investment
Mortgage loans held for sale
Mortgage loans held for sale consist of the following (in thousands):

	September 30, 2011	December 31, 2010

Mortgage loans held for sale — unpaid principal balance	$364,403	$365,337
Mark-to-market adjustment	13,529	4,280

Total mortgage loans held for sale	$377,932	$369,617

Mortgage loans held for sale on a nonaccrual status are presented in the following table for the periods indicated (in thousands):

	September 30,	December 31,
	2011	2010

Mortgage loans held for sale — Non-performing	$—	$371

A reconciliation of the changes in mortgage loans held for sale to the amounts presented in the consolidated statements of cash flows for the dates indicated is presented in the following table (in thousands):

	For the nine months ended
	September 30, 2011	September 30, 2010

Mortgage loans held for sale — beginning balance	$369,617	$203,131
Mortgage loans originated and purchased, net of fees	2,285,558	1,960,089
Cost of loans sold, net of fees	(2,287,430)	(1,831,708)
Principal payments received on mortgage loans held for sale and other changes	10,475	11,254
Transfer of mortgage loans held for sale to real estate owned	(288)	—

Mortgage loans held for sale — ending balance	$377,932	$342,766

Mortgage loans held for investment, subject to nonrecourse debt- Legacy Assets, net
Mortgage loans held for investment principally consist of nonconforming or subprime mortgage loans securitized which serve as collateral for the issued debt. These loans were transferred on October 1, 2009 from mortgage loans held for sale at fair value on the transfer date, as determined by the present value of expected future cash flows, with no valuation allowance recorded. The difference between the undiscounted cash flows expected and the investment in the loan is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at transfer are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the transfer are recognized prospectively through adjustment of the yield on the loans over the remaining life. Decreases in expected cash flows subsequent to transfer are recognized as a valuation allowance.
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
Nationstar accounts for its allowance for loan losses for all other mortgage loans held for investment in accordance with ASC 450-20, Loss Contingencies. The allowance for loan losses represents management’s best estimate of probable losses inherent in the loans held for investment portfolio. Mortgage loans held for investment portfolio is comprised primarily of large groups of homogeneous residential mortgage loans. These loans are evaluated based on the loan’s present delinquency status. The estimate of probable losses on these loans considers the rate of default of the loans and the amount of loss in the event of default. The rate of default is based on historical experience related to the migration of these from each delinquency category to default over a twelve month period. The entire allowance is available to absorb probable credit losses from the entire held for investment portfolio.
Mortgage loans held for investment, subject to nonrecourse debt- Legacy Assets, net as of the dates indicated include (in thousands):

	September 30,	December 31,
	2011	2010

Mortgage loans held for investment, subject to nonrecourse debt- Legacy Assets, net — unpaid principal balance	$379,418	$411,878
Transfer discount
Accretable	(22,764)	(25,219)
Non-accretable	(105,192)	(117,041)
Allowance for loan losses	(5,303)	(3,298)

Total mortgage loans held for investment, subject to nonrecourse debt-Legacy Assets, net	$246,159	$266,320

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
The changes in accretable yield on loans transferred to mortgage loans held for investment, subject to nonrecourse debt- Legacy Assets were as follows (in thousands):

	Nine months ended	Year ended
	September 30, 2011	December 31, 2010
Balance at the beginning of the period	$25,219	$22,040
Additions	—	—
Accretion	(3,185)	(4,082)
Reclassifications from (to) nonaccretable discount	730	7,261
Disposals	—	—

Balance at the end of the period	$22,764	$25,219

Nationstar may periodically modify the terms of any outstanding mortgage loans held for investment, subject to nonrecourse debt-Legacy Assets, net for loans that are either in default or in imminent default. Modifications often involve reduced payments by borrowers, modification of the original terms of the mortgage loans, forgiveness of debt and/or increased servicing advances. As a result of the volume of modification agreements entered into, the estimated average outstanding life in this pool of mortgage loans has been extended. Nationstar records interest income on the transferred loans on a level-yield method. To maintain a level-yield on these transferred loans over the estimated extended life, Nationstar reclassified approximately $0.7 million for the nine months ended September 30, 2011 and $7.3 million from the year ended December 31, 2010 from nonaccretable difference. Furthermore, the Company considers the decrease in principal, interest, and other cash flows expected to be collected arising from the transferred loans as an impairment, and Nationstar recorded a $0.9 million and $2.0 million provision for loan losses for the three and nine months ended September 30, 2011, and a $3.3 million provision for loan losses for the year ended December 31, 2010 on the transferred loans to reflect this impairment.
Nationstar collectively evaluates all mortgage loans held for investment, subject to nonrecourse debt-Legacy Assets for impairment. The changes in the allowance for loan losses on mortgage loans held for investment, subject to nonrecourse debt-Legacy Assets, net were as follows (in thousands) for the dates indicated:

	Nine months ended
	September 30, 2011
	Performing	Non-Performing	Total
Balance at the beginning of the period	$829	$2,469	$3,298
Provision for loan losses	134	1,871	2,005
Recoveries on loans previously charged-off	—	—	—
Charge-offs	—	—	—

Balance at the end of the period	$963	$4,340	$5,303

Ending balance — Collectively evaluated for impairment	$300,718	$78,700	$379,418

	Year ended
	December 31, 2010
	Performing	Non-Performing	Total
Balance at the beginning of the period	$—	$—	$—
Provision for loan losses	829	2,469	3,298
Recoveries on loans previously charged-off	—	—	—
Charge-offs	—	—	—

Balance at the end of the period	$829	$2,469	$3,298

Ending balance — Collectively evaluated for impairment	$310,730	$101,148	$411,878

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

The following tables provide the outstanding unpaid principal balance of Nationstar’s mortgage loans held for investment by credit quality indicators as of September 30, 2011 and December 31, 2010.

	September 30, 2011	December 31, 2010
	(in thousands)
Credit Quality by Delinquency Status
Performing	$300,718	$310,730
Non-Performing	78,700	101,148

Total	$379,418	$411,878

Credit Quality by Loan-to-Value Ratio
Less than 60	$43,156	$47,568
Less than 70 and more than 60	16,923	17,476
Less than 80 and more than 70	24,575	26,771
Less than 90 and more than 80	33,811	36,079
Less than 100 and more than 90	33,802	37,551
Greater than 100	227,151	246,433

Total	$379,418	$411,878

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
Mortgage loans held for investment, subject to ABS nonrecourse debt as of September 30, 2011 and December 31, 2010 includes (in thousands):

	September 30,	December 31,
	2011	2010
	(in thousands)
Mortgage loans held for investment, subject to ABS nonrecourse debt — unpaid principal balance	$918,347	$983,106
Fair value adjustment	(440,599)	(444,666)

Mortgage loans held for investment, subject to ABS nonrecourse debt, net	$477,748	$538,440

As of September 30, 2011 and December 31, 2010, respectively, approximately $216.4 million and $223.5 million of the unpaid principal balance of mortgage loans held for investment, subject to ABS nonrecourse debt were over 90 days past due. The fair value of such loans was approximately $109.9 million and $117.6 million, respectively.

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
Nationstar accounts for MSRs at fair value in accordance with ASC 860-50, Servicing Assets and Liabilities. Nationstar identifies MSRs related to all existing residential mortgage loans transferred to a third party in a transfer that meets the requirements for sale accounting or through the acquisition of the right to service residential mortgage loans that do not relate to assets of Nationstar as a class of servicing rights. Nationstar elected to apply fair value accounting to these MSRs, with all changes in fair value recorded as a charge to servicing fee income. Presently, this class represents all of Nationstar’s MSRs.
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
In July 2011, Nationstar acquired interest sensitive MSRs representing loans with unpaid principal balances of approximately $3.6 billion from a financial institution for approximately $33 million. These MSRs were boarded in September 2011. In September 2011, Nationstar acquired credit sensitive MSRs representing loans with unpaid principal balances of $10.2 billion for approximately $72 million from a financial institution. These MSRs will be boarded in the fourth quarter of 2011.
Nationstar used the following weighted average assumptions in estimating the fair value of MSRs for the dates indicated:

Credit Sensitive MSRs	September 30, 2011		December 31, 2010

Discount rate	25.64%			24.96%
Total prepayment speeds	15.20%			18.13%
Expected weighted-average life	5.37	years	4.90	years
Credit losses	36.38%			36.71%

Interest Rate Sensitive MSRs	September 30, 2011		December 31, 2010

Discount rate	10.49%			13.57%
Total prepayment speeds	16.99%			17.19%
Expected weighted-average life	4.96	years	5.12	years
Credit losses	9.23%			8.80%

The activity of MSRs carried at fair value is as follows for the nine month period ended September 30, 2011 and for the year ended December 31, 2010 (in thousands):

	September 30,	December 31,
	2011	2010

Fair value at the beginning of the period	$145,062	$114,605
Additions:
Servicing resulting from transfers of financial assets	25,748	26,253
Recognition of servicing assets from derecognition of variable interest entities	—	2,866
Purchases of servicing assets	106,863	17,812
Deductions:
Derecognition of servicing assets due to new accounting guidance on consolidation of variable interest entities	—	(10,431)
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	(15,511)	9,455
Other changes in fair value	(15,246)	(15,498)

Fair value at the end of the period	$246,916	$145,062

Unpaid principal balance of loans serviced for others
Originated or purchased mortgage loans
Credit sensitive loans	$32,803,236	$24,980,980
Interest sensitive loans	11,360,987	6,705,661

Total owned loans	44,164,223	31,686,641
Subserviced for others	56,757,975	30,649,472

Total unpaid principal balance of loans serviced for others	$100,922,198	$62,336,113

The following table shows the hypothetical effect on the fair value of the MSRs using various unfavorable variations of the expected levels of certain key assumptions used in valuing these assets at September 30, 2011 and December 31, 2010 (in thousands):

			Total Prepayment
	Discount Rate		Speeds		Credit Losses
	100 bps	200 bps	10%	20%	10%	20%
	Adverse	Adverse	Adverse	Adverse	Adverse	Adverse
	Change	Change	Change	Change	Change	Change
SEPTEMBER 30, 2011
Mortgage servicing rights	$(6,583)	$(12,812)	$(14,024)	$(26,675)	$(4,923)	$(10,556)
DECEMBER 31, 2010
Mortgage servicing rights	$(3,828)	$(7,458)	$(8,175)	$(16,042)	$(4,310)	$(9,326)
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
Total servicing and ancillary fees from Nationstar’s servicing portfolio of residential mortgage loans are presented in the following table for the periods indicated (in thousands):

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Servicing fees	$48,141	$25,168	$133,338	$69,717
Ancillary fees	25,772	17,103	62,848	51,494

Total servicing and ancillary fees	$73,913	$42,271	$196,186	$121,211

8. Other Assets
Other assets consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010
Derivative financial instruments	$16,272	$8,666
Deferred financing costs	10,425	14,396
Equity method investment	5,629	—
Margin call deposits	5,240	—
Prepaid expenses	4,658	3,379
Unsecured loans	1,843	2,064
Other	728	890

Total other assets	$44,795	$29,395

In March 2011, Nationstar acquired a 22% interest in ANC Acquisition LLC (ANC) for $6.6 million. ANC is the parent company of National Real Estate Information Services, LP (NREIS) a real estate services company. As Nationstar is able to exercise significant influence, but not control, over the policies and procedures of the entity, and Nationstar owns less than 50% of the voting interests, Nationstar applies the equity method of accounting.
NREIS, an ancillary real estate services and vendor management company, offers comprehensive settlement and property valuation services for both origination and default management channels. Direct or indirect product offerings include title insurance agency, tax searches, flood certification, default valuations, full appraisals and broker price opinions.
A summary of the assets, liabilities, and operations of ANC as of September 30, 2011 are presented in the following tables (in thousands):

September 30, 2011
ASSETS
Cash	$1,219
Accounts receivable	6,239
Receivables from affiliates	228
Equity method investments	18,752
Property and equipment, net	1,775
Goodwill and other intangible assets	18,442
Other assets	952

Total Assets	$47,607

LIABILITIES
Notes payable	$4,741
Payables and accrued liabilities	18,789

Total Liabilities	$23,530

	For the three	From Acquisition
	months ended	through
	September 30, 2011	September 30, 2011
REVENUES

Sales	$13,181	$25,382
Cost of sales	(10,871)	(21,593)

Net sales revenues	2,310	3,789
OTHER INCOME/(EXPENSE)
Operating costs	(5,054)	(9,004)
Income from equity method investments	771	1,176
Depreciation and amortization	(180)	(359)
Other income / (expenses)	136	39
Loss from discontinued operations	(27)	(54)

Total Other income/(expense)	(4,354)	(8,202)

Net loss	$(2,044)	$(4,413)

Nationstar recorded a net charge to earnings of $450 thousand and $971 thousand for the three and nine months ended September 30, 2011, related to loss on equity method investments, which is included as a component of other fee income in Nationstar’s consolidated statement of operations.

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
On October 1, 2010, the Company designated an existing interest rate swap as a cash flow hedge against outstanding floating rate financing associated with the Nationstar Mortgage Advance Receivables 2009-ADV1 Trust. Under the swap agreement, the Company receives interest equivalent to one month LIBOR and pays a fixed rate of 2.0425% based on an amortizing notional of $322.0 million as of September 30, 2011, with settlements occurring monthly until November 2013. This interest rate swap is a cash flow hedge under ASC 815, Derivatives and Hedging, and is recorded at fair value on the Company’s consolidated balance sheet, with any changes in fair value being recorded as an adjustment to other comprehensive income. To qualify as a cash flow hedge, the hedge must be highly effective at reducing the risk associated with the exposure being hedged and must be formally designated at hedge inception. Nationstar considers a hedge to be highly effective if the change in fair value of the derivative hedging instrument is within 80% to 125% of the opposite change in the fair value of the hedged item attributable to the hedged risk. Ineffective portions of the cash flow hedge are reflected in earnings as they occur as a component of interest expense.

The Effect of Derivative Instruments on the Statement of Operations
(in thousands)

				Location of Gain
				(Loss) Recognized
				in Income on
				Derivative	Amount of Gain
	Amount of Gain	Location of Gain	Amount of Gain	(Ineffective	(Loss) Recognized
	(Loss) Recognized	(Loss) Reclassified	(Loss) Reclassified	Portion and Amount	in Income on
	in OCI on	from Accumulated	from Accumulated	Excluded from	Derivative
	Derivative	OCI into Income	OCI into Income	Effectiveness	(Ineffective
Derivatives in ASC815 Cash Flow Hedging Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Portion)
For the three months ended September 30, 2011

Interest Rate Swap	$—	Interest Expense	$—	Interest Expense	$617
For the nine months ended September 30, 2011

Interest Rate Swap	$(1,071)	Interest Expense	$582	Interest Expense	$2,032

For the year ended December 31, 2010

Interest Rate Swap	$1,071	Interest Expense	$—	Interest Expense	$930
The following tables provide the outstanding notional balances and fair values of outstanding positions for the dates indicated, and recorded gains (losses) during the periods indicated (in thousands):

				Recorded
	Expiration	Outstanding		Gains /
	Dates	Notional	Fair Value	(Losses)
NINE MONTHS ENDED SEPTEMBER 30, 2011
MORTGAGE LOANS HELD FOR SALE
Loan sale commitments	2011	$28,305	$920	$878
OTHER ASSETS
IRLCs	2011	966,232	16,272	11,569
LIABILITIES
Interest rate swaps and caps	2011-2013	350,000	6,839	2,032
Forward MBS trades	2011	789,944	8,939	(12,902)
Interest rate swap, subject to ABS nonrecourse debt	2013	190,969	11,889	6,892

YEAR ENDED DECEMBER 31, 2010
MORTGAGE LOANS HELD FOR SALE
Loan sale commitments	2011	$28,641	$42	$(1,397)
OTHER ASSETS
IRLCs	2011	391,990	4,703	2,289
Forward MBS trades	2011	546,500	3,963	580
LIABILITIES
Interest rate swaps and caps	2011-2013	429,000	7,801	8,872
Interest rate swap, subject to ABS nonrecourse debt	2013	245,119	18,781	2,049

10. Indebtedness
Notes Payable
A summary of the balances of notes payable for the dates indicated is presented below (in thousands).

	September 30, 2011		December 31, 2010
		Collateral		Collateral
	Outstanding	Pledged	Outstanding	Pledged
Financial institutions repurchase facility (2011)	$10,587	$11,140	$—	$—
Financial institutions repurchase facility (2010)	41,801	44,923	43,059	45,429
Financial services company repurchase facility	259,593	274,684	209,477	223,119
Financial institutions repurchase facility (2009)	22,328	23,258	39,014	40,640
Financial services company 2009-ADV1 advance facility	203,596	250,381	236,808	285,226
Financial institutions 2010-ADV1 advance facility	—	—	—	—
Financial institutions MSR Facility	—	—	—	—
GSE MSR facility	11,568	16,930	15,733	18,951
GSE ASAP+ facility	13,577	13,468	51,105	53,230
GSE EAF facility	175,733	179,442	114,562	142,327

Total notes payable	$738,783	$814,226	$709,758	$808,922

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
In February 2010, Nationstar executed a MRA with a financial institution, which expires in October 2011. The MRA states that from time to time Nationstar may enter into transactions, for an aggregate amount of $75 million, in which Nationstar agrees to transfer to the same financial institution certain mortgage loans against the transfer of funds by the same financial institution, with a simultaneous agreement by the same financial institution to transfer such mortgage loans to Nationstar at a date certain, or on demand by Nationstar, against the transfer of funds from Nationstar. This facility was extended in October 2011 through January 2012. The interest rate is based on LIBOR plus a spread ranging from 2.75% to 3.50%.
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
In December 2010, Nationstar executed the 2010-ADV1 Advance Facility with a financial institution. This facility has the capacity to purchase up to $300 million of advance receivables. The interest rate is based on LIBOR plus a spread of 3.00%. This facility was amended in October 2011, and matures in May 2014. This debt is nonrecourse to Nationstar.

In connection with the September 2011 MSR acquisition, Nationstar executed a MSR Facility with a financial institution. This facility has the capacity to borrow up to $37.5 million and the interest rate is based on LIBOR plus a spread of 3.50%. The maturity date of this facility is September 2016. As collateral for this note, Nationstar has pledged Nationstar’s rights, title, and interest in the acquired servicing portfolio.
In connection with the October 2009 MSR acquisition, Nationstar executed a four-year note agreement with a government-sponsored enterprise (GSE). As collateral for this note, Nationstar has pledged Nationstar’s rights, title, and interest in the acquired servicing portfolio. The interest rate is based on LIBOR plus 2.50%. The maturity date of this facility is October 2013.
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
Senior Unsecured Notes
In March 2010, Nationstar completed the offering of $250 million of unsecured senior notes, which were issued with an issue discount of $7.0 million for net cash proceeds of $243.0 million, with a maturity date of April 2015. These unsecured senior notes pay interest biannually at an interest rate of 10.875%. In September 2011, Nationstar completed an exchange offer of the $250.0 million in 10.875% senior unsecured notes for new notes that have been registered under the Securities Act of 1933. The exchange notes are identical in all material respects to the privately issued notes, except for the transfer restrictions and registrations rights that do not apply to the exchanged notes, and different administrative terms.
The indenture for the unsecured senior notes contains various covenants and restrictions that limit Nationstar’s, or certain of its subsidiaries’, ability to incur additional indebtedness, pay dividends, make certain investments, create liens, consolidate, merge or sell substantially all of their assets, or enter into certain transactions with affiliates.
Nonrecourse Debt—Legacy Assets
In November 2009, Nationstar completed the securitization of approximately $222 million of asset-backed securities, which was structured as a secured borrowing. This structure resulted in Nationstar carrying the securitized loans as mortgages on Nationstar’s consolidated balance sheet and recognizing the asset-backed certificates acquired by third parties as nonrecourse debt, totaling approximately $116.2 million and $138.7 million at September 30, 2011 and December 31, 2010, respectively. The principal and interest on these notes are paid using the cash flows from the underlying mortgage loans, which serve as collateral for the debt. The interest rate paid on the outstanding securities is 7.50%, which is subject to an available funds cap. The total outstanding principal balance on the underlying mortgage loans serving as collateral for the debt was approximately $380.2 million and $430.0 million at September 30, 2011 and December 31, 2010, respectively. Accordingly, the timing of the principal payments on this nonrecourse debt is dependent on the payments received on the underlying mortgage loans. The unpaid principal balance on the outstanding notes was $135.1 million and $161.2 million at September 30, 2011 and December 31, 2010, respectively.
ABS Nonrecourse Debt
Effective January 1, 2010, new accounting guidance eliminated the concept of a QSPE, and all existing securitization trusts are considered VIEs and are now subject to new consolidation guidance provided in ASC 810. Upon consolidation of these VIEs, Nationstar derecognized all previously recognized beneficial interests obtained as part of the securitization. In addition, Nationstar recognized the securitized mortgage loans as mortgage loans held for investment, subject to ABS nonrecourse debt, and the related asset-backed certificates acquired by third parties as ABS nonrecourse debt on Nationstar’s consolidated balance sheet (see Note 3). Additionally, Nationstar elected the fair value option provided for by ASC 825-10. The principal and interest on these notes are paid using the cash flows from the underlying mortgage loans, which serve as collateral for the debt. The interest rate paid on the outstanding securities is based on LIBOR plus a spread ranging from 0.13% to 2.00%, which is subject to an interest rate cap. The total outstanding principal balance on the underlying mortgage loans and real estate owned serving as collateral for the debt was approximately $937.7 million and $1,025.3 million at September 30, 2011 and December 31, 2010, respectively. The timing of the principal payments on this ABS nonrecourse debt is dependent on the payments received on the underlying mortgage loans. The outstanding principal balance on the outstanding notes related to these consolidated securitization trusts was $945.1 million and $1,037.9 million at September 30, 2011 and December 31, 2010, respectively.

Financial Covenants
As of September 30, 2011, Nationstar was in compliance with its covenants on Nationstar’s borrowing arrangements and credit facilities. These covenants generally relate to Nationstar’s tangible net worth, liquidity reserves, and leverage requirements.
11. General and Administrative
General and administrative expense consists of the following for the dates indicated (in thousands):

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Depreciation and amortization	$991	$600	$2,551	$1,450
Advertising	1,404	1,036	3,457	3,602
Equipment	1,251	1,027	3,246	2,726
Servicing	5,094	1,265	14,313	4,230
Telecommunications	955	613	2,746	1,742
Legal and professional fees	8,319	7,065	12,956	9,661
Postage	1,522	963	3,937	2,904
Stationary and supplies	945	672	2,896	1,802
Travel	871	519	2,383	1,499
Insurance, Taxes, and Other	4,045	1,662	8,222	5,315

Total general and administrative expense	$25,397	$15,422	$56,707	$34,931

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
Mortgage Loans Held for Sale — Nationstar originates mortgage loans in the U.S. that it intends to sell to Fannie Mae, Freddie Mac, and Ginnie Mae (collectively, the Agencies). Additionally, Nationstar holds mortgage loans that it intends to sell into the secondary markets via whole loan sales or securitizations. Nationstar measures newly originated prime residential mortgage loans held for sale at fair value.
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

Mortgage Loans Held for Investment, subject to nonrecourse debt — Legacy Assets — Nationstar determines the fair value of loans held for investment, subject to nonrecourse debt — Legacy Assets using internally developed valuation models. These valuation models estimate the exit price Nationstar expects to receive in the loan’s principal market. Although Nationstar utilizes and gives priority to observable market inputs such as interest rates and market spreads within these models, Nationstar typically is required to utilize internal inputs, such as prepayment speeds, credit losses, and discount rates. These internal inputs require the use of judgment by Nationstar and can have a significant impact on the determination of the loan’s fair value.
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
Derivative Instruments — Nationstar enters into a variety of derivative financial instruments as part of its hedging strategy. The majority of these derivatives are exchange-traded or traded within highly active dealer markets. In order to determine the fair value of these instruments, Nationstar utilizes the exchange price or dealer market price for the particular derivative contract; therefore, these contracts are classified as Level 2. In addition, Nationstar enters into IRLCs with prospective borrowers. These commitments are carried at fair value based on fair value of related mortgage loans which is based on observable market data. Nationstar adjusts the outstanding IRLCs with prospective borrowers based on an expectation that it will be exercised and the loan will be funded. IRLCs are recorded in other assets in the consolidated balance sheets. These IRLCs are classified as Level 2 in the fair value disclosures.
Unsecured Senior Notes — The fair value of unsecured senior notes is based on quoted market prices.
Nonrecourse Debt — Legacy Assets — Nationstar estimates fair value based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. These prices are derived from a combination of internally developed valuation models and quoted market prices.
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

The estimated carrying amount and fair value of Nationstar’s financial instruments and other assets and liabilities measured at fair value on a recurring basis is as follows for the dates indicated (in thousands):

		September 30, 2011
		Recurring Fair Value Measurements
	Total Fair Value	Level 1	Level 2	Level 3
ASSETS
Mortgage loans held for sale(1)	$377,932	$—	$377,932	$—
Mortgage loans held for investment, subject to ABS nonrecourse debt(1)	477,748	—	—	477,748
Mortgage servicing rights(1)	246,916	—	—	246,916
Other assets:
Interest Rate Lock Commitments (IRLC)	16,272	—	16,272	—

Total assets	$1,118,868	$—	$394,204	$724,664

LIABILITIES
Derivative financial instruments
Interest rate swaps and caps	$6,839	$—	$6,839	$—
Forward MBS trades	8,939	—	8,939	—
Derivative financial instruments, subject to ABS nonrecourse debt	11,889	—	11,889	—
ABS nonrecourse debt(1)	434,326	—	—	434,326

Total liabilities	$461,993	$—	$27,667	$434,326

(1)	Based on the nature and risks of these assets and liabilities, the Company has determined that presenting them as a single class is appropriate.

		December 31, 2010
		Recurring Fair Value Measurements
	Total Fair Value	Level 1	Level 2	Level 3
ASSETS
Mortgage loans held for sale(1)	$369,617	$—	$369,617	$—
Mortgage loans held for investment, subject to ABS nonrecourse debt(1)	538,440	—	—	538,440
Mortgage servicing rights(1)	145,062	—	—	145,062
Other assets:
IRLCs	4,703	—	4,703	—
Forward MBS trades	3,963	—	3,963	—

Total assets	$1,061,785	$—	$378,283	$683,502

LIABILITIES
Derivative financial instruments
Interest rate swaps and caps	$7,801	$—	$7,801	$—
Derivative financial instruments, subject to ABS nonrecourse debt	18,781	—	18,781	—
ABS nonrecourse debt(1)	496,692	—	—	496,692

Total liabilities	$523,274	$—	$26,582	$496,692

(1)	Based on the nature and risks of these assets and liabilities, the Company has determined that presenting them as a single class is appropriate.

The table below presents a reconciliation for all of Nationstar’s Level 3 assets and liabilities measured at fair value on a recurring basis for the dates indicated (in thousands):

	ASSETS			LIABILITIES
	Mortgage loans
	held for investment,
	subject to ABS	Mortgage		ABS non-
	nonrecourse debt	servicing rights	Total assets	recourse debt
THREE MONTHS ENDED SEPTEMBER 30, 2011
Beginning balance	$490,588	$151,557	$642,145	$447,845
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses
Included in earnings	18,531	(19,035)	(504)	19,069
Included in other comprehensive income	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	106,631	106,631	—
Issuances	—	7,763	7,763	—
Sales	—	—	—	—
Settlements	(31,371)	—	(31,371)	(32,588)

Ending balance	$477,748	$246,916	$724,664	$434,326

	ASSETS			LIABILITIES
	Mortgage loans
	held for investment,
	subject to ABS	Mortgage		ABS non-
	nonrecourse debt	servicing rights	Total assets	recourse debt
NINE MONTHS ENDED SEPTEMBER 30, 2011
Beginning balance	$538,440	$145,062	$683,502	$496,692
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses
Included in earnings	9,062	(30,757)	(21,695)	15,778
Included in other comprehensive income	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	106,863	106,863	—
Issuances	—	25,748	25,748	—
Sales	—	—	—	—
Settlements	(69,754)	—	(69,754)	(78,144)

Ending balance	$477,748	$246,916	$724,664	$434,326

	ASSETS			LIABILITIES
	Mortgage loans
	held for investment,	Mortgage
	subject to ABS	servicing		ABS non-
	nonrecourse debt	rights	Total assets	recourse debt
YEAR ENDED DECEMBER 31, 2010
Beginning balance(1)	$928,891	$104,174	$1,033,065	$884,846
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or losses
Included in earnings	71,239	(6,043)	65,196	16,938
Included in other comprehensive income	—	—	—	—
Purchases, issuances, sales and settlements
Purchases	—	17,812	17,812	—
Issuances	—	26,253	26,253	—
Sales	—	—	—	—
Settlements	(461,690)	2,866	(458,824)	(405,092)

Ending balance	$538,440	$145,062	$683,502	$496,692

(1)	Amounts include derecognition of previously retained beneficial interests and mortgage servicing rights upon adoption of ASC 810 related to consolidation of certain VIEs.
The table below presents the items which Nationstar measures at fair value on a nonrecurring basis (in thousands).

	Nonrecurring Fair Value Measurements			Total Estimated	Total Gains (Losses) Included
	Level 1	Level 2	Level 3	Fair Value	in Earnings

Three months ended September 30, 2011
Assets
Real estate owned(1)	$—	$—	$15,411	$15,411	$(2,558)

Total assets	$—	$—	$15,411	$15,411	$(2,558)

Nine months ended September 30, 2011
Assets
Real estate owned(1)	$—	$—	$15,411	$15,411	$(6,904)

Total assets	$—	$—	$15,411	$15,411	$(6,904)

Year ended December 31, 2010
Assets
Real estate owned(1)	$—	$—	$27,337	$27,337	$—

Total assets	$—	$—	$27,337	$27,337	$—

(1)	Based on the nature and risks of these assets and liabilities, the Company has determined that presenting them as a single class is appropriate.

The table below presents a summary of the estimated carrying amount and fair value of Nationstar’s financial instruments (in thousands).

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$24,005	$24,005	$21,223	$21,223
Restricted cash	72,813	72,813	91,125	91,125
Mortgage loans held for sale	377,932	377,932	369,617	369,617
Mortgage loans held for investment, subject to nonrecourse debt - Legacy assets	246,159	229,050	266,320	238,515
Mortgage loans held for investment, subject to ABS nonrecourse debt	477,748	477,748	538,440	538,440
Derivative instruments	16,272	16,272	8,666	8,666

Financial liabilities:
Notes payable	738,783	738,783	709,758	709,758
Unsecured senior notes	245,109	251,250	244,061	244,375
Derivative financial instruments	15,778	15,778	7,801	7,801
Derivative instruments, subject to ABS nonrecourse debt	11,889	11,889	18,781	18,781
Nonrecourse debt — Legacy assets	116,200	118,038	138,662	140,197
ABS nonrecourse debt	434,326	434,326	496,692	496,692
13. Member’s Equity
Share-based compensation is recognized in accordance with ASC 718, Compensation—Stock Compensation. This guidance requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the statement of operations based on their fair values. The amount of compensation is measured at the fair value of the awards when granted and this cost is expensed over the required service period, which is normally the vesting period of the award.
The limited liability company interests in FIF HE Holdings LLC are represented by four separate classes of units, Class A Units, Class B Units, Class C Preferred Units, and Class D Preferred Units, as defined in the FIF HE Holdings LLC Amended and Restated Limited Liability Company Agreement dated December 31, 2008 (the Agreement). Class A Units have voting rights and Class B Units, Class C Preferred Units, and Class D Preferred Units have no voting rights. Distributions and allocations of profits and losses to members are made in accordance with the Agreement. Class C Preferred Units and Class D Preferred Units represent preferred priority return units, accruing distribution preference on any contributions at an annual rate of 15% and 20%, respectively.
A total of 100,887 Class A Units were granted to certain management members on the date of the acquisition of CHEC. No consideration was paid for the Class A Units, and these units vest in accordance with the Vesting Schedule per the Agreement, generally in years three through five after grant date.
Effective September 17, 2010, FIF HE Holdings LLC executed the FIF HE Holdings LLC Fifth Amended and Restated Limited Liability Company Agreement (the Fifth Agreement). This Fifth Agreement provided for a total of 457,526 Class A Units to be granted to certain management members. No consideration was paid for the granted units, and the units vest in accordance with the Vesting Schedule per the Fifth Agreement.
Simultaneously to the execution of the Fifth Agreement, FIF HE Holdings LLC executed several Restricted Series I Preferred Stock Unit Award Agreements (PRSU Agreements). These Agreements provided for a total of 3,304,000 Class C Units and 3,348,000 Class D Units to be granted to certain management members. No consideration was paid for the granted units, and the units vest in accordance with the Vesting Schedule per the PRSU Agreements.
These awards were valued using a sum of the parts analysis in computing the fair value of the company’s equity. The analysis adds the value of the servicing and originations businesses to the value of the assets and securities that Nationstar owns. The value of the servicing and originations businesses is derived using both a market approach and an income approach. The market approach considers market multiples from public company examples in the industry. The income approach employs a discounted cash flow analysis that utilizes several factors to capture the ongoing cash flows of the business and then is discounted with an assumed equity cost of capital. The valuation of the assets applies a net asset value method utilizing a variety of assumptions, including assumptions for prepayments, cumulative losses, and other variables. Recent market transactions, experience with similar assets and securities, current business combinations, and analysis of the underlying collateral, as available, are considered in the valuation.
The Class A, Class C and Class D Units were scheduled to vest over 1.8 years. The vesting schedule of these Units is as follows:

	September 17, 2010	June 30, 2011	June 30, 2012	Total
Class A Units	93,494	182,016	182,016	457,526
Class C Units	1,101,332	1,101,334	1,101,334	3,304,000
Class D Units	1,116,000	1,116,000	1,116,000	3,348,000
The weighted average grant date fair value of the Units was $4.23. Subsequent to September 30, 2011, Nationstar expects to recognize $1.6 million of compensation expense over the final three months of 2011, and $3.2 million of compensation expense in the first six months of 2012.
Total share-based compensation expense, net of forfeitures, recognized for the nine months ended, September 30, 2011 and 2010, is provided in the table below (in thousands).

For the three months ended		For the nine months ended
September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
$1,676	$7,040	$12,201	$7,459

14. Capital Requirements
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
Among Nationstar’s various capital requirements related to its outstanding selling and servicing agreements, the most restrictive of these requires Nationstar to maintain a minimum adjusted net worth balance of $137.7 million. As of September 30, 2011, Nationstar was in compliance with all of its selling and servicing capital requirements.
Additionally, Nationstar is required to maintain a minimum tangible net worth of at least $175 million as of each quarter-end related to its outstanding Master Repurchase Agreements on its outstanding repurchase facilities. As of September 30, 2011, Nationstar was in compliance with these minimum tangible net worth requirements.
15. Commitments and Contingencies
In the normal course of business, Nationstar and its subsidiaries have been named, from time to time, as a defendant in various legal actions, including class actions and other litigation, arising in connection with its activities as a national mortgage lender and servicer. Certain of the actual or threatened legal actions include claims for substantial compensatory, punitive and/or, statutory damages or claims for an indeterminate amount of damages.
The Company can be or is involved, from time to time, in audits, reviews, examinations by governmental agencies, including the GSE’s, regarding the Company’s business, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief.

The Company contests liability and/or the amount of damages as appropriate in each matter. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where available information indicates that it is probable a liability has been incurred and the Company can reasonably estimate the amount of that loss, reserves are established. The actual costs of resolving these proceedings may be substantially higher or lower than the amounts reserved. Litigation related expense of $7.8 million and $6.4 million were included in general and administrative expense on the consolidated statements of operations, for the nine months ended September 30, 2011 and 2010, respectively. Based on current knowledge, and after consultation with counsel, management believes that current legal reserves are adequate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse effect on the consolidated financial condition of the Company, although the outcome of such proceedings could be material to the Company’s operating results and cash flows for a particular period depending on among other things, the level of the Company’s revenues or income for such period. However, in the event of significant developments on existing cases, it is possible that the ultimate resolution, if unfavorable, may be material to the Company’s consolidated financial statements.
16. Business Segment Reporting
Nationstar currently conducts business in two separate operating segments: Servicing and Originations. The Servicing segment provides loan servicing on Nationstar’s total servicing portfolio, including the collection of principal and interest payments and the assessment of ancillary fees related to the servicing of mortgage loans. The Originations segment involves the origination, packaging, and sale of agency mortgage loans into the secondary markets via whole loan sales or securitizations. Nationstar reports the activity not related to either operating segment in the Legacy Portfolio and Other column. The Legacy Portfolio and Other column includes primarily all subprime mortgage loans originated in the latter portion of 2006 and during 2007 or acquired from CHEC and consolidated VIEs which were consolidated pursuant to the adoption of new consolidation guidance related to VIEs adopted on January 1, 2010.
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

The following tables are a presentation of financial information by segment for the periods indicated (in thousands):

	Three Months Ended September 30, 2011
				Legacy
			Operating	Portfolio
	Servicing	Originations	Segments	and Other	Eliminations	Consolidated

REVENUES:
Servicing fee income	$56,276	$—	$56,276	$715	$(1,708)	$55,283
Other fee income	1,716	3,114	4,830	578	—	5,408

Total fee income	57,992	3,114	61,106	1,293	(1,708)	60,691

Gain (loss) on mortgage loans held for sale	—	30,352	30,352	—	(120)	30,232

Total revenues	57,992	33,466	91,458	1,293	(1,828)	90,923

Total expenses and impairments	47,874	25,890	73,764	9,550	(120)	83,194

Other income (expense):
Interest income	907	3,056	3,963	10,530	1,708	16,201
Interest expense	(14,161)	(2,989)	(17,150)	(9,226)	—	(26,376)
Fair value changes in ABS Securitizations	—	—	—	(654)	—	(654)

Total other income (expense)	(13,254)	67	(13,187)	650	1,708	(10,829)

NET INCOME (LOSS)	$(3,136)	$7,643	$4,507	$(7,607)	$—	$(3,100)

Depreciation and amortization	$525	$327	$852	$139	$—	$991
Total assets	810,157	429,661	1,239,818	764,507	—	2,004,325

	Nine months ended September 30, 2011
				Legacy
			Operating	Portfolio
	Servicing	Originations	Segments	and Other	Eliminations	Consolidated

REVENUES:
Servicing fee income	$168,990	$—	$168,990	$1,952	$(5,306)	$165,636
Other fee income	6,251	10,983	17,234	1,884	—	19,118

Total fee income	175,241	10,983	186,224	3,836	(5,306)	184,754

Gain (loss) on mortgage loans held for sale	—	73,832	73,832	—	(272)	73,560

Total revenues	175,241	84,815	260,056	3,836	(5,578)	258,314

Total expenses and impairments	128,177	71,404	199,581	20,408	(272)	219,717

Other income (expense):
Interest income	2,529	8,560	11,089	34,851	5,306	51,246
Interest expense	(41,109)	(7,480)	(48,589)	(28,340)	—	(76,929)
Fair value changes in ABS Securitizations	—	—	—	(6,919)	—	(6,919)

Total other income (expense)	(38,580)	1,080	(37,500)	(408)	5,306	(32,602)

NET INCOME (LOSS)	$8,484	$14,491	$22,975	$(16,980)	$—	$5,995

Depreciation and amortization	$1,293	$894	$2,187	$364	$—	$2,551
Total assets	810,157	429,661	1,239,818	764,507	—	2,004,325

	Three Months Ended September 30, 2010
				Legacy
			Operating	Portfolio
	Servicing	Originations	Segments	and Other	Eliminations	Consolidated

REVENUES:
Servicing fee income	$36,858	$—	$36,858	$139	$(1,351)	$35,646
Other fee income	1,950	1,257	3,207	289	—	3,496

Total fee income	38,808	1,257	40,065	428	(1,351)	39,142

Gain (loss) on mortgage loans held for sale	—	25,898	25,898	—	(62)	25,836

Total revenues	38,808	27,155	65,963	428	(1,413)	64,978

Total expenses and impairments	27,561	26,546	54,107	5,468	(62)	59,513

Other income (expense):
Interest income	7	3,237	3,244	17,830	1,351	22,425
Interest expense	(13,655)	(2,337)	(15,992)	(12,213)	—	(28,205)
Loss on interest rate swaps	(2,714)	—	(2,714)	—	—	(2,714)
Fair value changes in ABS Securitizations	—	—	—	(2,786)	—	(2,786)

Total other income (expense)	(16,362)	900	(15,462)	2,831	1,351	(11,280)

NET INCOME (LOSS)	$(5,115)	$1,509	$(3,606)	$(2,209)	$—	$(5,815)

Depreciation and amortization	$306	$224	$530	$70	$—	$600

	Nine months ended September 30, 2010
				Legacy
			Operating	Portfolio
	Servicing	Originations	Segments	and Other	Eliminations	Consolidated

REVENUES:
Servicing fee income	$115,343	$—	$115,343	$1,118	$(5,542)	$110,919
Other fee income	5,512	4,491	10,003	1,848	—	11,851

Total fee income	120,855	4,491	125,346	2,966	(5,542)	122,770

Gain (loss) on mortgage loans held for sale	—	51,887	51,887	—	(133)	51,754

Total revenues	120,855	56,378	177,233	2,966	(5,675)	174,524

Total expenses and impairments	71,963	62,136	134,099	11,656	(133)	145,622

Other income (expense):
Interest income	357	8,327	8,684	67,793	5,542	82,019
Interest expense	(38,723)	(6,044)	(44,767)	(44,531)	—	(89,298)
Loss on interest rate swaps	(9,917)	—	(9,917)	—	—	(9,917)
Fair value changes in ABS Securitizations	—	—	—	(19,115)	—	(19,115)

Total other income (expense)	(48,283)	2,283	(46,000)	4,147	5,542	(36,311)

NET INCOME (LOSS)	$609	$(3,475)	$(2,866)	$(4,543)	$—	$(7,409)

Depreciation and amortization	$753	$538	$1,291	$159	$—	$1,450
17. Guarantor Financial Statement Information
In March 2010, Nationstar Mortgage LLC and Nationstar Capital Corporation (the “Issuers”), sold in a private offering $250.0 million aggregate principal amount of 10.875% senior unsecured notes which mature on April 1, 2015. In August 2011, the Company filed with the Securities and Exchange Commission a Form S-4 registration statement to exchange the privately placed notes with registered notes. The terms of the registered notes are substantially identical to those of the privately placed notes, except for the transfer restrictions and registration rights that are not applicable to the unregistered notes and certain administrative terms. The notes are jointly and severally guaranteed on a senior unsecured basis by all of the Issuer’s existing and future wholly-owned domestic restricted subsidiaries, with certain exceptions. All guarantor subsidiaries are 100% owned by the Issuer.
Presented below are consolidating financial statements of Nationstar and the guarantor subsidiaries for the periods indicated.

NATIONSTAR MORTGAGE LLC
CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2011
(IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor
	(Parent)	(Subsidiaries)	(Subsidiaries)	Eliminations	Consolidated
Assets

Cash and cash equivalents	$23,251	$754	$—	$—	$24,005
Restricted cash	52,607	3	20,203	—	72,813
Accounts receivable, net	467,810	5	3,659	—	471,474
Mortgage loans held for sale	377,932	—	—	—	377,932
Mortgage loans held for investment, subject to nonrecourse debt—Legacy Asset, net	5,903	—	240,256	—	246,159
Mortgage loans held for investment, subject to ABS nonrecourse debt (at fair value)	—	—	477,748	—	477,748
Investment in debt securities—available-for-sale	613	—	—	(613)	—
Investment in subsidiaries	151,518	—	—	(151,518)	—
Receivables from affiliates	—	67,165	100,055	(161,138)	6,082
Mortgage servicing rights	246,916	—	—	—	246,916
Property and equipment, net	20,155	835	—	—	20,990
Real estate owned, net	57	—	15,354	—	15,411
Other assets	44,795	—	—	—	44,795

Total Assets	$1,391,557	$68,762	$857,275	$(313,269)	$2,004,325

Liabilities and members’ equity

Notes payable	$535,187	$—	$203,596	$—	$738,783
Unsecured senior notes	245,109	—	—	—	245,109
Payables and accrued liabilities	176,396	—	1,056	—	177,452
Payables to affiliates	161,138	—	—	(161,138)	—
Derivative financial instruments	8,939	—	6,839	—	15,778
Derivative financial instruments, subject to ABS nonrecourse debt	—	—	11,889	—	11,889
Nonrecourse debt—Legacy Assets	—	—	116,200	—	116,200
ABS nonrecourse debt (at fair value)	—	—	434,939	(613)	434,326

Total liabilities	1,126,769	—	774,519	(161,751)	1,739,537

Total members’ equity	264,788	68,762	82,756	(151,518)	264,788

Total liabilities and members’ equity	$1,391,557	$68,762	$857,275	$(313,269)	$2,004,325

NATIONSTAR MORTGAGE LLC
CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(IN THOUSANDS)

			Non-
	Issuer	Guarantor	Guarantor
	(Parent)	(Subsidiaries)	(Subsidiaries)	Eliminations	Consolidated
Revenues:
Servicing fee income	$164,456	$2,624	$3,862	$(5,306)	$165,636
Other fee income	9,932	8,245	941	—	19,118

Total fee income	174,388	10,869	4,803	(5,306)	184,754
Gain on mortgage loans held for sale	73,560	—	—	—	73,560

Total Revenues	247,948	10,869	4,803	(5,306)	258,314
Expenses and impairments:
Salaries, wages, and benefits	143,646	2,553	—	—	146,199
General and administrative	50,054	2,705	3,948	—	56,707
Loan loss provision	2,005	—	—	—	2,005
Loss on foreclosed real estate and other	1,436	—	5,468	—	6,904
Occupancy	7,765	137	—	—	7,902

Total expenses and impairments	204,906	5,395	9,416	—	219,717
Other income (expense):
Interest income	11,070	—	34,870	5,306	51,246
Interest expense	(41,411)	—	(35,518)	—	(76,929)
Fair value changes in ABS securitizations	—	—	(6,935)	16	(6,919)
Gain/(loss) from subsidiaries	(6,722)	—	—	6,722	—

Total other income (expense)	(37,063)	—	(7,583)	12,044	(32,602)

Net income/(loss)	$5,979	$5,474	$(12,196)	$6,738	$5,995

NATIONSTAR MORTGAGE LLC
CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor
	(Parent)	(Subsidiaries)	(Subsidiaries)	Eliminations	Consolidated
Operating activities:
Net income/(loss)	$5,979	$5,474	$(12,196)	$6,738	$5,995
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Loss from subsidiaries	6,722	—	—	(6,722)	—
Loss on equity method investments	971	—	—	—	971
Share-based compensation	12,201	—	—	—	12,201
Gain on mortgage loans held for sale	(73,560)	—	—	—	(73,560)
Fair value changes in ABS securitizations	—	—	6,935	(16)	6,919
Provision for loan losses	2,005	—	0	—	2,005
Loss on foreclosed real estate and other	554	—	6,350	—	6,904
Loss/(gain) on derivative financial instruments	—	—	(2,032)	—	(2,032)
Depreciation and amortization	2,551	—	—	—	2,551
Change in fair value of mortgage servicing rights	30,757	—	—	—	30,757
Amortization of debt discount	6,667	—	3,657	—	10,324
Amortization of premiums/(discounts)	—	—	(4,001)	—	(4,001)
Mortgage loans originated and purchased, net of fees	(2,285,558)	—	—	—	(2,285,558)
Cost of loans sold, net of fees	2,287,430	—	—	—	2,287,430
Principal payments/prepayments received and other changes in mortgage loans originated as held for sale	35,777	—	9,757	—	45,534
Changes in assets and liabilities:
Accounts receivable	(30,510)	(5)	316	—	(30,199)
Receivables from/(payables to) affiliates	(24,356)	(5,031)	32,298	—	2,911
Other assets	(5,050)	—	—	—	(5,050)
Accounts payable and accrued liabilities	36,053	—	(213)	—	35,840

Net cash provided by/(used) in operating activities	8,633	438	40,871	—	49,942

Investing activities:
Principal payments received and other changes on mortgage loans held for investment, subject to ABS nonrecourse debt	—	—	29,395	—	29,395
Property and equipment additions, net of disposals	(15,147)	—	—	—	(15,147)
Acquisition of equity method investment	(6,600)	—	—	—	(6,600)
Purchase of mortgage servicing rights	(40,305)	—	—	—	(40,305)
Proceeds from sales of real estate owned	—	—	22,897	—	22,897

Net cash provided by/(used) in investing activities	(62,052)	—	52,292	—	(9,760)

Financing activities:
Transfers to/from restricted cash	4,972	(3)	13,343	—	18,312
Decrease in notes payable, net	62,237	—	(33,212)	—	29,025
Repayment of non-recourse debt—Legacy assets	—	—	(26,119)	—	(26,119)
Repayment of ABS non-recourse debt	—	—	(47,175)	—	(47,175)
Distribution to parent	(3,900)	—	—	—	(3,900)
Debt financing costs	(2,734)	—	—	—	(2,734)
Tax related share-based settlement of units by members	(4,809)	—	—	—	(4,809)

Net cash provided by/(used) in financing activities	55,766	(3)	(93,163)	—	(37,400)

Net increase (decrease) in cash	2,347	435	—	—	2,782
Cash and cash equivalents at beginning of period	20,904	319	—	—	21,223

Cash and cash equivalents at end of period	$23,251	$754	$—	$—	$24,005

NATIONSTAR MORTGAGE LLC
CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2010
(IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor
	(Parent)	(Subsidiaries)	(Subsidiaries)	Eliminations	Consolidated
Assets

Cash and cash equivalents	$20,904	$319	$—	$—	$21,223
Restricted cash	57,579	—	33,546	—	91,125
Accounts receivable, net	437,300	—	3,975	—	441,275
Mortgage loans held for sale	369,617	—	—	—	369,617
Mortgage loans held for investment, subject to nonrecourse debt, Legacy Assets, net	5,016	—	261,304	—	266,320
Mortgage loans held for investment, subject to ABS nonrecourse debt (at fair value)	—	—	538,440	—	538,440
Investment in debt securities—available-for-sale	597	—	—	(597)	—
Investment in subsidiaries	158,276	—	—	(158,276)	—
Receivables from affiliates	—	62,171	132,353	(185,531)	8,993
Mortgage servicing rights	145,062	—	—	—	145,062
Property and equipment, net	7,559	835	—	—	8,394
Real estate owned, net	323	—	27,014	—	27,337
Other assets	29,395	—	—	—	29,395

Total Assets	$1,231,628	$63,325	$996,632	$(344,404)	$1,947,181

Liabilities and members’ equity

Notes payable	$472,950	$—	$236,808	$—	$709,758
Unsecured senior notes	244,061	—	—	—	244,061
Payables and accrued liabilities	73,785	—	1,269	—	75,054
Payables to affiliates	185,531	—	—	(185,531)	—
Derivative financial instruments	—	—	7,801	—	7,801
Derivative financial instruments, subject to ABS nonrecourse debt	—	—	18,781	—	18,781
Nonrecourse debt—Legacy Assets	—	—	138,662	—	138,662
ABS nonrecourse debt (at fair value)	—	—	497,289	(597)	496,692

Total liabilities	976,327	—	900,610	(186,128)	1,690,809

Total members’ equity	255,301	63,325	96,022	(158,276)	256,372

Total liabilities and members’ equity	$1,231,628	$63,325	$996,632	$(344,404)	$1,947,181

NATIONSTAR MORTGAGE LLC
CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(IN THOUSANDS)

			Non-
	Issuer	Guarantor	Guarantor
	(Parent)	(Subsidiaries)	(Subsidiaries)	Eliminations	Consolidated
Revenues:
Servicing fee income	$115,244	$1,217	$—	$(5,542)	$110,919
Other fee income	5,697	5,670	484	—	11,851

Total fee income	120,941	6,887	484	(5,542)	122,770
Gain on mortgage loans held for sale	51,754	—	—	—	51,754

Total Revenues	172,695	6,887	484	(5,542)	174,524
Expenses and impairments:
Salaries, wages, and benefits	102,927	1,762	—	—	104,689
General and administrative	33,860	1,134	(63)	—	34,931
Occupancy	5,888	114	—	—	6,002

Total expenses and impairments	142,675	3,010	(63)	—	145,622
Other income (expense):
Interest income	12,646	—	63,831	5,542	82,019
Interest expense	(39,643)	—	(49,655)	—	(89,298)
Loss on interest rate swaps and caps	—	—	(9,917)	—	(9,917)
Fair value changes in ABS securitizations	—	—	(19,115)	—	(19,115)
Gain/(loss) from subsidiaries	(10,432)	—	—	10,432	—

Total other income (expense)	(37,429)	—	(14,856)	15,974	(36,311)

Net income/(loss)	$(7,409)	$3,877	$(14,309)	$10,432	$(7,409)

NATIONSTAR MORTGAGE LLC
CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(IN THOUSANDS)

	Issuer	Guarantor	Non-Guarantor
	(Parent)	(Subsidiaries)	(Subsidiaries)	Eliminations	Consolidated
Operating activities:
Net income/(loss)	$(7,409)	$3,877	$(14,309)	$10,432	$(7,409)
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Loss from subsidiaries	10,432	—	—	(10,432)	—
Share-based compensation	7,459	—	—	—	7,459
Gain on mortgage loans held for sale	(51,754)	—	—	—	(51,754)
Fair value changes in ABS securitizations	—	—	19,115	—	19,115
Loss/(gain) on derivative financial instruments	—	—	9,917	—	9,917
Depreciation and amortization	1,441	9	—	—	1,450
Change in fair value of mortgage servicing rights	11,499	—	—	—	11,499
Amortization of debt discount	9,954	—	5,214	—	15,168
Amortization of premiums/discounts	—	—	(3,561)	—	(3,561)
Mortgage Loans originated and purchased, net of fees	(1,960,089)	—	—	—	(1,960,089)
Cost of loans sold, net of fees	1,831,708	—	—	—	1,831,708
Principal Payments/Prepayments Received and other changes in mortgage loans originated as held for sale	21,147	—	(13,035)	—	8,112
Changes in assets and liabilities:
Accounts receivable	91,535	3	(32,882)	—	58,656
Receivables from/(payables to) affiliates	(54,382)	(3,480)	61,469	—	3,607
Other assets	2,700	—	—	—	2,700
Accounts payable and accrued liabilities	78,277	(197)	(188)	—	77,892

Net cash provided by/(used) in operating activities	(7,482)	212	31,740	—	24,470

Investing activities:
Principal payments received and other changes on mortgage loans held for investment, subject to ABS nonrecourse debt	—	—	36,401	—	36,401
Purchase of mortgage servicing rights, net of liabilities incurred	(5,863)	—	—	—	(5,863)
Property and equipment additions, net of disposals	(3,169)	(8)	—	—	(3,177)
Proceeds from sales of real estate owned	—	—	58,506	—	58,506

Net cash provided by/(used) in investing activities	(9,032)	(8)	94,907	—	85,867

Financing activities
Transfers (to)/from restricted cash	(4,408)	—	10,968	—	6,560
Issuance of unsecured notes, net of issue discount	243,012	—	—	—	243,012
Decrease in notes payable, net	(224,451)	—	(15,134)	—	(239,585)
Repayment of non-recourse debt—Legacy assets	—	—	—	—	—
Distributions to members	(11,894)	—	—	—	(11,894)
Repayment of ABS non-recourse debt	—	—	(37,240)	—	(37,240)
Debt financing costs	(145)	—	(85,241)	—	(85,386)

Net cash provided by financing activities	2,114	—	(126,647)	—	(124,533)

Net increase (decrease) in cash	(14,400)	204	—	—	(14,196)
Cash and cash equivalents at beginning of period	41,243	402	—	—	41,645

Cash and cash equivalents at end of period	$26,843	$606	$—	$—	$27,449

18. Related Party Disclosures
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
Additionally, in January 2011, Nationstar entered into three agreements to act as the loan sub-servicer for Springleaf for a whole loan portfolio and two securitized loan portfolios totaling $4.4 billion for which Nationstar receives a monthly per loan sub-servicing fee and other performance incentive fees subject to the agreements with Springleaf. For the three and nine month periods ended September 30, 2011, Nationstar recognized revenue of $2.5 million and $7.4 million, respectively, in additional servicing and other performance incentive fees related to these portfolios. At September 30, 2011, Nationstar had an outstanding receivable from Springleaf of $0.6 million which was included as a component of accounts receivable.
Nationstar is the loan servicer for two securitized loan portfolios managed by Newcastle Investment Corp., which is managed by an affiliate of Fortress, for which Nationstar receives a monthly net servicing fee equal to 0.50% per annum on the unpaid principal balance of the portfolios. For the three months ended September 30, 2010, Nationstar received servicing fees and other performance incentive fees of $0.1 million, with no corresponding servicing fees and other performance incentive fees recorded for the three months ended September 30, 2011. For the nine months ended September 30, 2011 and 2010, Nationstar received servicing fees and other performance incentive fees of $0.1 million and $0.2 million, respectively.
19. Subsequent Events
In October 2011, Nationstar amended its 2010-ADV1 Advance Facility with a financial institution. This amendment increased Nationstar’s borrowing capacity from $200 million to $300 million, and extended the maturity date to May 2014. In conjunction with this amendment, Nationstar paid off the 2009-ADV1 facility and transferred the related collateral to the amended 2010-ADV1 facility.
Also in October 2011, Nationstar extended one of its MRA with a financial institution that was set to expire in October 2011. Under the terms of this extension, this agreement is now set to expire in January 2012.
In conjunction with the Q3 MSR purchase, Nationstar executed the 2011-ADV1 Advance Facility with a financial institution in October 2011. This facility has the capacity to purchase up to $75 million of advance receivables. The interest rate is LIBOR plus 2.50% and matures in October 2012. This debt is nonrecourse to Nationstar.
In October, 2011, Nationstar entered into an operating sublease agreement for office space in Houston, Texas. This sublease begins the fourth quarter 2011, and expires fourth quarter 2014. Nationstar’s total obligation related to this agreement will be approximately $1.3 million per year over the life of the sublease.
In November 2011, Nationstar made the decision to refocus its strategy with respect to its origination platform. As a part of this activity, Nationstar will eliminate a substantial portion of its distributed retail branch network in non-strategic locations in favor of a more centralized retail origination structure. To effect this change in structure, Nationstar will record a fourth quarter 2011 charge of approximately $2.0 million to $2.5 million for estimated severance costs, lease termination and other related costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
Our Business
     We are a leading residential mortgage company specializing in loan servicing and loan originations. Our business primarily consists of two Operating Segments: residential mortgage loan servicing, or Servicing, and prime residential mortgage loan originations, or Originations.
     We are one of the largest independent loan servicers in the United States. As of September 30, 2011, our servicing portfolio included over 612,000 loans with an aggregate unpaid principal balance of $102.7 billion. As of September 30, 2010, our total servicing portfolio included an aggregate unpaid principal balance of $37.4 billion. Our total servicing portfolio as of September 30, 2010 and 2011 includes approximately $2.2 billion and $10.2 billion, respectively, of residential mortgage loans whose servicing rights were acquired on September 27, 2010, and September 30, 2011, respectively, but for an interim period continued to be subserviced by the predecessor servicers. These acquired mortgage loans were transferred to us in November 2010, and during the fourth quarter 2011, respectively. As these amounts did not impact our operating performance for the three and nine months ended September 30, 2010, and 2011, any amounts related to the September 2010 and September 2011 servicing rights acquisitions have been excluded from our total outstanding portfolio balance throughout our Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Our servicing portfolio consists of servicing rights acquired from or subservicing agreements entered into with third parties as well as mortgage loans originated by our integrated origination platform. We are licensed as a residential mortgage loan servicer and/or a third party debt collector in all states that require such licensing.
     We are also one of the few high-touch servicers in the United States with a loan origination platform. In the first nine months of 2011, we originated $2.3 billion in aggregate unpaid principal balance of prime residential mortgage loans. We currently originate primarily conventional agency and government conforming residential mortgage loans, and we are licensed to originate residential mortgage loans in 49 states and the District of Columbia. Our loan production is originated with the intent of selling to the secondary market.
     We also have a legacy asset portfolio, which consists primarily of non-prime and non-conforming residential mortgage loans, most of which we originated from April to July 2007. In November 2009, we engaged in a transaction through which we term-financed our legacy assets with a non-recourse loan. Additionally, we consolidated certain securitization trusts where it was determined that we had both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE, pursuant to the adoption of new consolidation guidance related to VIEs adopted on January 1, 2010.
Critical Accounting Policies
     Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified two policies that, due to the judgment, estimates and assumptions inherent in those policies, are critical to an understanding of our consolidated financial statements. These policies relate to: (a) fair value measurements; and (b) sale of mortgage loans. We believe that the judgment, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. For further information on our critical accounting policies, please refer to our Form S-4 Registration Statement under the Securities Act of 1933 dated August 10, 2011. There have been no material changes to our critical accounting policies from the information included in such Registration Statement on Form S-4.

Selected Financial Data
     Selected consolidated balance sheet, statement of operations and other selected data are as follows.

	September 30,	December 31,
	2011	2010
	(dollars in thousands)
Balance Sheet Data — Consolidated
Cash and cash equivalents	$24,005	$21,223
Mortgage servicing rights	246,916	145,062
Total assets	2,004,325	1,947,181
Notes payable	738,783	709,758
Unsecured senior notes	245,109	244,061
Nonrecourse debt-Legacy assets	116,200	138,662
ABS nonrecourse debt	434,326	496,692
Total liabilities	1,739,537	1,690,809
Total members’ equity	264,788	256,372

	For the three months ended		For the nine months ended
	September 30,		September 30,
(dollars in thousands)	2011	2010	2011	2010
Total revenues	$90,923	$64,978	$258,314	$174,524
Total expenses and impairments	83,194	59,513	219,717	145,622
Total other income (expense)	(10,829)	(11,280)	(32,602)	(36,311)

Net income (loss)	$(3,100)	$(5,815)	$5,995	$(7,409)

Other Data —
Net cash provided by (used in):
Operating activities	$(66,155)	$(23,126)	$49,942	$24,470
Investing activities	(28,382)	18,962	(9,760)	85,867
Financing activities	116,010	(1,201)	(37,400)	(124,533)
Adjusted EBITDA[1] (non-GAAP measure)	32,996	21,268	88,661	42,147
Operating segments:
Interest expense from unsecured senior notes	7,543	7,544	22,622	17,084
Change in fair value of mortgage servicing rights	19,035	9,158	30,757	11,499
Depreciation and amortization	852	530	2,187	1,291
Share-based compensation	1,676	4,928	12,152	5,222

Notes

Adjusted EBITDA is a key performance measure used by management in evaluating the performance of our segments. Adjusted EBITDA represents our Operating Segments’ income (loss), and excludes income and expenses that relate to the financing of the unsecured senior notes, depreciable (or amortizable) asset base of the business, income taxes (if any), exit costs from our 2007 restructuring and certain non-cash items. Adjusted EBITDA also excludes results from our legacy asset portfolio and certain securitization trusts that were consolidated upon adoption of the new accounting guidance eliminating the concept of a QSPE.
     Adjusted EBITDA provides us with a key measure of our Operating Segments’ performance as it assists us in comparing our Operating Segments’ performance on a consistent basis. Management believes Adjusted EBITDA is useful in assessing the profitability of our core business and uses Adjusted EBITDA in evaluating our operating performance as follows:
•	Financing arrangements for our Operating Segments are secured by assets that are allocated to these segments. Interest expense that relates to the financing of the unsecured senior notes is not considered in evaluating our operating performance because this obligation is serviced by the excess earnings from our Operating Segments after the debt obligations that are secured by their assets.

•	To monitor operating costs of each Operating Segment excluding the impact from depreciation, amortization and fair value change of the asset base, exit costs from our 2007 restructuring and non-cash operating expense, such as share-based compensation. Operating costs are analyzed to manage costs per our operating plan and to assess staffing levels, implementation of technology based solutions, rent and other general and administrative costs.
     Management does not assess the growth prospects and the profitability of our legacy asset portfolio and certain securitization trusts that were consolidated upon adoption of the new accounting guidance, except to the extent to assess if cash flows from the assets in the legacy asset portfolio are sufficient to service its debt obligations.
     We also use Adjusted EBITDA (with additional adjustments) to measure our compliance with covenants such as leverage coverage ratios for our unsecured senior notes.
     Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under generally accepted accounting principles in the United States (GAAP). Some of these limitations are:
•	Adjusted EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect the cash requirements necessary to service principal payments related to the financing of the business;

•	Adjusted EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our corporate debt;

•	although depreciation and amortization and changes in fair value of mortgage servicing rights are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements; and

•	other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.
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

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net Income (Loss) from Operating Segments to Adjusted EBITDA Reconciliation (dollars in thousands):
Net income (loss)	$(3,100)	$(5,815)	$5,995	$(7,409)
Less:
Net loss from Legacy Portfolio and Other	7,607	2,209	16,980	4,543

Net income (loss) from Operating Segments	4,507	(3,606)	22,975	(2,866)
Adjust for:
Interest expense from unsecured senior notes	7,543	7,544	22,622	17,084
Depreciation and amortization	852	530	2,187	1,291
Change in fair value of mortgage servicing rights	19,035	9,158	30,757	11,499
Share-based compensation	1,676	4,928	12,152	5,222
Fair value changes on interest rate swap(a)	—	2,714	—	9,917
Ineffective portion of cash flow hedge	(617)	—	(2,032)	—

Adjusted EBITDA	$32,996	$21,268	$88,661	$42,147

(a)	Relates to an interest rate swap agreement which was treated as an economic hedge under ASC 815 since trade execution to September 30, 2010.
Results of Operations
     The following table summarizes our consolidated operating results for the periods indicated. We also have provided a discussion of operating results by business segment below.

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010
Revenues:
Servicing fee income	$55,283	$35,646	$165,636	$110,919
Other fee income	5,408	3,496	19,118	11,851

Total fee income	60,691	39,142	184,754	122,770

Gain on mortgage loans held for sale	30,232	25,836	73,560	51,754

Total revenues	90,923	64,978	258,314	174,524

Expenses and impairments:
Salaries, wages, and benefits	50,904	41,879	146,199	104,689
General and administrative	25,397	15,422	56,707	34,931
Provision for loan losses	877	—	2,005	—
Loss on sale of foreclosed real estate	2,558	—	6,904	—
Occupancy	3,458	2,212	7,902	6,002

Total expenses and impairments	83,194	59,513	219,717	145,622

Other income (expense):
Interest income	16,201	22,425	51,246	82,019
Interest expense	(26,376)	(28,205)	(76,929)	(89,298)
Gain/(loss) on interest rate swaps and caps	—	(2,714)	—	(9,917)
Fair value changes in ABS securitizations	(654)	(2,786)	(6,919)	(19,115)

Total other income (expense)	(10,829)	(11,280)	(32,602)	(36,311)

Net income/(loss)	$(3,100)	$(5,815)	$5,995	$(7,409)

     We provide further discussion of our results of operations for each of our reportable segments in the “Segment Results” section below. Certain income and expenses not allocated to our reportable segments are presented in the Legacy Portfolio and Other as discussed in Note 16- Business Segment Reporting, in the accompanying Notes to Consolidated Financial Statements (unaudited) included in this report.
Comparison of Consolidated Results for the three months ended September 30, 2011 and 2010
     Revenues increased $25.9 million from $65.0 million for the three months ended September 30, 2010 to $90.9 million for the three months ended September 30, 2011, due to increases in both our total fee income and our gain on mortgage loans held for sale, offset by MSR fair value adjustments. The increase in our total fee income was primarily the result of (1) our higher average servicing portfolio balance of $79.1 billion for the three months ended September 30, 2011, compared to $34.8 billion for the three months ended September 30, 2010, and (2) an increase in modification fees earned from HAMP and other non-HAMP modifications. The increase in the gain on loans held for sale was a result of the $139.6 million, or 18.2%, increase in the amount of loans originated during the 2011 period compared to the 2010 period and higher margins earned on the sale of residential mortgage loans during the period.
     Expenses and impairments increased $23.7 million from $59.5 million for the three months ended September 30, 2010 to $83.2 million for the three months ended September 30, 2011, primarily due to the increase in compensation expenses related to increased staffing levels in order to accommodate our larger servicing portfolio and origination volumes as well as other related increases in general and administrative expenses.
     Other expense decreased $0.5 million from $11.3 million for the three months ended September 30, 2010 to $10.8 million for the three months ended September 30, 2011, primarily due to the losses on our outstanding interest rate swap positions during the 2010 period.
Comparison of Consolidated Results for the nine months ended September 30, 2011 and 2010
     Revenues increased $83.8 million from $174.5 million for the nine months ended September 30, 2010 to $258.3 million for the nine months ended September 30, 2011, due to increases in both our total fee income and our gain on mortgage loans held for sale offset by MSR fair value adjustments. The increase in our total fee income was primarily the result of (1) our higher average servicing portfolio balance of $78.4 billion for the nine months ended September 30, 2011, compared to $34.4 billion for the nine months ended September 30, 2010, and (2) an increase in modification fees earned from HAMP and other non-HAMP modifications. The increase in the gain on loans held for sale was a result of the $325.5 million, or 16.6%, increase in the amount of loans originated during the 2011 period compared to the 2010 period and higher margins earned on the sale of residential mortgage loans during the period.
     Expenses and impairments increased $74.1 million from $145.6 million for the nine months ended September 30, 2010 to $219.7 million for the nine months ended September 30, 2011, primarily due to the increase in compensation expenses related to increased staffing levels in order to accommodate our larger servicing portfolio and origination volumes as well as other related increases in general and administrative expenses. Our 2011 expenses and impairments included an increase of $4.7 million over the comparable 2010 period due to revised compensation arrangements executed with certain members of our executive team during the third quarter of 2010.
     Other expense decreased $3.7 million from $36.3 million for the nine months ended September 30, 2010 to $32.6 million for the nine months ended September 30, 2011, primarily due to the effects of the derecognition of a previously consolidated VIE and the losses on our outstanding interest rate swap positions during the 2010 period.
Segment Results
     Our primary business strategy is to generate recurring, stable income from managing and growing our servicing portfolio. We operate through two business segments: Servicing and Originations, which we refer to collectively as our Operating Segments. We report the activity not related to either operating segment in the Legacy Portfolio and Other. The Legacy Portfolio and Other includes primarily all subprime mortgage loans (i) originated in the latter portion of 2006 and during 2007 or (ii) acquired from CHEC, and VIEs which were consolidated pursuant to the January 1, 2010 adoption of new consolidation guidance related to VIEs.

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
     The following table summarizes our operating results from our Servicing Segment for the periods indicated.

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010
Revenues:
Servicing fee income	$56,276	$36,858	$168,990	$115,343
Other fee income	1,716	1,950	6,251	5,512

Total fee income	57,992	38,808	175,241	120,855

Gain on mortgage loans held for sale	—	—	—	—

Total revenues	57,992	38,808	175,241	120,855

Expenses and impairments:
Salaries, wages, and benefits	30,889	21,279	90,301	55,796
General and administrative	15,667	5,125	33,905	12,982
Occupancy	1,318	1,157	3,971	3,185

Total expenses and impairments	47,874	27,561	128,177	71,963

Other income (expense):
Interest income	907	7	2,529	357
Interest expense	(14,161)	(13,655)	(41,109)	(38,723)
Gain/(loss) on interest rate swaps and caps	—	(2,714)	—	(9,917)

Total other income (expense)	(13,254)	(16,362)	(38,580)	(48,283)

Net income/(loss)	$(3,136)	$(5,115)	$8,484	$609

     Increase in aggregate unpaid principal balance of our servicing portfolio primarily governs the increase in revenues, expenses and other income (expense) of our Servicing Segment.
     The table below provides detail of the characteristics of our servicing portfolio as of or for the nine months ended September 30, 2011 and 2010.

	2011 Period	2010 Period
Servicing Portfolio (in millions)
Unpaid principal balance (by investor):
Special Servicing	$10,621	$4,052
Government-sponsored enterprises	62,085	23,853
Non-Agency Securitizations	19,821	7,277

Total boarded unpaid principal balance	$92,527	$35,182

Servicing under contract	10,189	2,204

Total Servicing portfolio unpaid principal balance	102,716	37,386

Average Servicing Portfolio	$78,351	$34,423

     Key performance metrics for our servicing portfolio as of and for the nine months ended September 30, 2011 and 2010, are shown in the table below:

	2011 Period	2010 Period
	($ in millions, except for average loan amount)
Loan count-servicing	550,283	237,846
Ending unpaid principal balance	$92,527	$35,182
Average unpaid principal balance	$78,351	$34,272
Average loan amount	$168,144	$147,921
Average coupon	5.46%	6.04%
Average FICO	667	628
60+ delinquent (% of loans) (1)	14.7%	15.9%
Total prepayment speed (12 month CPR)	12.5%	13.4%

(1)	— Loan delinquency is based on the current contractual due date of the loan. In the case of a completed loan modification, delinquency is based on the modified due date of the loan.
For the Three Months Ended September 30, 2011 and 2010
     Service fee income consists of the following for the three months ended September 30, 2011 and 2010 (in thousands).

	2011 Period	2010 Period
Service fees	$52,242	$27,988
Loss mitigation and performance-based incentive fees	3,803	4,688
Modification fees	11,408	7,391
Late fees and other ancillary charges	5,860	5,506
Other service fee related revenues	1,998	443

Total service fee income before MSR fair value adjustments	75,311	46,016
MSR fair value adjustments	(19,035)	(9,158)

Total service fee income	$56,276	$36,858

     Servicing fee income was $56.3 million for the three months ended September 30, 2011 compared to $36.9 million for the three months ended September 30, 2010, an increase of $19.4 million, or 52.6%, primarily due to the net effect of the following:
•	Increase of $24.2 million due to higher average unpaid principal balance of $79.1 billion in the 2011 period compared to $34.8 billion in the comparable 2010 period. The increase in our servicing portfolio was primarily driven by an increase in average unpaid principal balance for loans serviced for government-sponsored enterprises and other subservicing contracts for third party investors of $56.4 billion in the 2011 period compared to $23.6 billion in the comparable 2010 period. In addition, we also experienced an increase in average unpaid principal balance for our private asset-backed securitizations portfolio, which increased to $13.3 billion in the 2011 period compared to $7.4 billion in the comparable 2010 period.

•	Increase of $4.0 million due to higher modification fees earned from HAMP and non-HAMP modifications.

•	Decrease of $9.8 million from change in fair value on mortgage servicing rights which was recognized in servicing fee income. The fair value of our mortgage servicing rights (MSRs) is based upon the present value of the expected future cash flows related to servicing these loans. The revenue components of the cash flows are servicing fees, interest earned on custodial accounts, and other ancillary income. The expense components include operating costs related to servicing the loans (including delinquency and foreclosure costs) and interest expenses on servicing advances. The expected future cash flows are primarily impacted by prepayment estimates, delinquencies, and market discount rates. Generally, the value of MSRs increases when interest rates increase and decreases when interest rates decline due to the effect those changes in interest rates have on prepayment estimates. Other factors affecting the MSR value includes the estimated effects of loan modifications on expected cash flows. Such modifications tend to positively impact cash flows by extending the expected life of the affected MSR and potentially producing additional revenue opportunities depending on the type of modification. In valuing the MSRs, we believe our assumptions are consistent with the assumptions other major market participants use. These assumptions include a level of future modification activity that we believe major market participants would use in their valuation of MSRs. Internally, we have modification goals that exceed the assumptions utilized in our valuation model. Nevertheless, were we to apply an assumption of a level of future modifications consistent with our internal goals to our MSR valuation, we do not believe the resulting increase in value would be material. Additionally, several state Attorneys General had requested that certain mortgage servicers, including us, suspend foreclosure proceedings pending internal review to ensure compliance with applicable law, and we received requests from four such state Attorneys General. Although we have since resumed those previously delayed proceedings, changes in the foreclosure process that may be required by government or regulatory bodies could increase the cost of servicing and diminish the value of our MSRs. We utilize assumptions of servicing costs that include delinquency and foreclosure costs that we believe major market participants would use to value their MSRs. We periodically compare our internal MSR valuation to third party valuation of our MSRs to help substantiate our market assumptions. We have considered the costs related to the delayed proceedings in our assumptions and we do not believe that any resulting decrease in the MSR was material given the expected short-term nature of the issue.
     Other fee income was $1.7 million for the three months ended September 30, 2011 compared to $2.0 million for the three months ended September 30, 2010, a decrease of $0.3 million, or 15.0%. This decrease was primarily attributable to a current quarter charge of $0.5 million to other income from losses from ANC, an ancillary real estate services and vendor management company acquired in March 2011. We currently own a 22% interest in ANC. We apply the equity method of accounting to investments when the entity is not a VIE and we are able to exercise significant influence, but not control, over the policies and procedures of the entity but own less than 50% of the voting interests. ANC is the parent company of National Real Estate Information Services, LP (NREIS), a real estate services company which offers comprehensive settlement and property valuation services for both origination and default management channels. Direct or indirect product offerings include title insurance agency, tax searches, flood certification, default valuations, full appraisals and broker price opinions.
     Expenses and impairments were $47.9 million for the three months ended September 30, 2011 compared to $27.6 million for the three months ended September 30, 2010, an increase of $20.3 million, or 73.6%, primarily due to an increase of $9.6 million in salaries, wages and benefits expense resulting primarily from an increase in average headcount from 1,063 in 2010 to 1,607 in 2011 and an increase of $10.7 million in general and administrative and occupancy-related expenses associated with increased headcount and growth in the servicing portfolio.
     Interest income was $0.9 million for the three months ended September 30, 2011 with no corresponding income for the three months ended September 30, 2010 due to higher average outstanding custodial cash deposit balances on custodial cash accounts.
     Interest expense was $14.2 million for the three months ended September 30, 2011 compared to $13.7 million for the three months ended September 30, 2010, an increase of $0.5 million, or 3.6%, primarily due to higher average outstanding debt of $620.5 million in the three months ended September 30, 2011 compared to $611.4 million in the comparable 2010 period, combined with lower interest rates due to declines in the base LIBOR and decreases in the overall index margin on outstanding servicer advance facilities.
     Loss on interest rate swaps and caps was $2.7 million for the three months ended September 30, 2010, with no corresponding gain or loss recognized for the three months ended September 30, 2011. Effective October 1, 2010, we designated an existing interest rate swap as a cash flow hedge against outstanding floating rate financing associated with one of our outstanding servicer advance facilities. This interest rate swap is recorded at fair value, with any changes in fair value related to the effective portion of the hedge being recorded as an adjustment to other comprehensive income. Prior to this designation, any changes in fair value were recorded as a loss on interest rate swaps and caps on our statement of operations.

For the Nine months ended September 30, 2011 and 2010
     Service fee income consists of the following for the nine months ended September 30, 2011 and September 30, 2010 (in thousands).

	2011 Period	2010 Period
Service fees	$145,444	$77,791
Loss mitigation and performance-based incentive fees	10,178	15,376
Modification fees	22,303	14,410
Late fees and other ancillary charges	17,958	17,795
Other service fee related revenues	3,864	1,470

Total service fee income before MSR fair value adjustments	199,747	126,842
MSR fair value adjustments	(30,757)	(11,499)

Total service fee income	$168,990	$115,343

     Servicing fee income was $169.0 million for the nine months ended September 30, 2011 compared to $115.3 million for the nine months ended September 30, 2010, an increase of $53.7 million, or 46.6%, primarily due to the net effect of the following:
•	Increase of $67.6 million due to higher average unpaid principal balance of $78.4 billion in the 2011 period compared to $34.4 billion in the comparable 2010 period. The increase in our servicing portfolio was primarily driven by an increase in average unpaid principal balance for loans serviced for government-sponsored enterprises and other subservicing contracts for third party investors of $57.1 billion in the 2011 period compared to $24.0 billion in the comparable 2010 period. In addition, we also experienced an increase in average unpaid principal balance for our private asset-backed securitizations portfolio, which increased to $13.5 billion in the nine month period ended September 30, 2011 compared to $7.6 billion in the comparable 2010 period.

•	Increase of $7.9 million due to higher modification fees earned from HAMP and on non-HAMP modifications.

•	Decrease of $5.2 million due to decreased loss mitigation and performance-based incentive fees earned from a government-sponsored enterprise.

•	Decrease of $19.3 million from change in fair value on mortgage servicing rights which was recognized in servicing fee income. The fair value of our mortgage servicing rights (MSRs) is based upon the present value of the expected future cash flows related to servicing these loans. The revenue components of the cash flows are servicing fees, interest earned on custodial accounts, and other ancillary income. The expense components include operating costs related to servicing the loans (including delinquency and foreclosure costs) and interest expenses on servicing advances. The expected future cash flows are primarily impacted by prepayment estimates, delinquencies, and market discount rates. Generally, the value of MSRs increases when interest rates increase and decreases when interest rates decline due to the effect those changes in interest rates have on prepayment estimates. Other factors affecting the MSR value includes the estimated effects of loan modifications on expected cash flows. Such modifications tend to positively impact cash flows by extending the expected life of the affected MSR and potentially producing additional revenue opportunities depending on the type of modification. In valuing the MSRs, we believe our assumptions are consistent with the assumptions other major market participants use. These assumptions include a level of future modification activity that we believe major market participants would use in their valuation of MSRs. Internally, we have modification goals that exceed the assumptions utilized in our valuation model. Nevertheless, were we to apply an assumption of a level of future modifications consistent with our internal goals to our MSR valuation, we do not believe the resulting increase in value would be material. Additionally, several state Attorneys General have requested that certain mortgage servicers, including us, suspend foreclosure proceedings pending internal review to ensure compliance with applicable law, and we received requests from four such state Attorneys General. Although we have resumed those previously delayed proceedings, changes in the foreclosure process that may be required by government or regulatory bodies could increase the cost of servicing and diminish the value of our MSRs. We utilize assumptions of servicing costs that include delinquency and foreclosure costs that we believe major market participants would use to value their MSRs. We periodically compare our internal MSR valuation to third party valuation of our MSRs to help substantiate our market assumptions. We have considered the costs related to the delayed proceedings in our assumptions and we do not believe that any resulting decrease in the MSR was material given the expected short-term nature of the issue.

     Other fee income was $6.3 million for the nine months ended September 30, 2011 compared to $5.5 million for the nine months ended September 30, 2010, an increase of $0.8 million, or 14.5%, due to higher commissions earned on lender placed insurance and higher REO sales commissions. This increase was partially offset by a $1.0 million charge to other income from losses from ANC, an ancillary real estate services and vendor management company acquired during in March 2011. We currently own a 22% interest in ANC. We apply the equity method of accounting to investments when the entity is not a VIE and we are able to exercise significant influence, but not control, over the policies and procedures of the entity but own less than 50% of the voting interests. ANC is the parent company of National Real Estate Information Services, LP (NREIS), a real estate services company which offers comprehensive settlement and property valuation services for both origination and default management channels. Direct or indirect product offerings include title insurance agency, tax searches, flood certification, default valuations, full appraisals and broker price opinions.
     Expenses and impairments were $128.2 million for the nine months ended September 30, 2011 compared to $72.0 million for the nine months ended September 30, 2010, an increase of $56.2 million, or 78.1%, primarily due to the increase of $34.5 million in salaries, wages and benefits expense resulting primarily from an increase in average headcount from 959 in 2010 to 1,441 in 2011 and an increase of $21.7 million in general and administrative and occupancy-related expenses associated with increased headcount and growth in the servicing portfolio. Our 2011 operating results include a $7.9 million increase in share-based compensation expense from revised compensation arrangements executed with certain members of our executive team during the third quarter of 2010.
     Interest income was $2.5 million for the nine months ended September 30, 2011 compared to $0.4 million for the nine months ended September 30, 2010, an increase of $2.1 million, or 525.0%, due to higher average outstanding custodial cash deposit balances on custodial cash accounts.
     Interest expense was $41.1 million for the nine months ended September 30, 2011 compared to $38.7 million for the nine months ended September 30, 2010, an increase of $2.4 million, or 6.2%, primarily due to higher average outstanding debt of $618.2 million in the nine month period ended September 30, 2011 compared to $608.1 million in the comparable 2010 period. The impact of the higher debt balances is partially offset by lower interest rates due to declines in the base LIBOR and decreases in the overall index margin on outstanding servicer advance facilities.
     Loss on interest rate swaps and caps was $9.9 million for the nine months ended September 30, 2010, with no corresponding gain or loss recognized for the nine months ended September 30, 2011. Effective October 1, 2010, we designated an existing interest rate swap as a cash flow hedge against outstanding floating rate financing associated with one of our outstanding servicer advance facilities. This interest rate swap is recorded at fair value, with any changes in fair value related to the effective portion of the hedge being recorded as an adjustment to other comprehensive income. Prior to this designation, any changes in fair value were recorded as a loss on interest rate swaps and caps on our statement of operations.

Originations Segment
     The Originations Segment involves the origination, packaging, and sale of government-sponsored enterprise mortgage loans into the secondary markets via whole loan sales or securitizations.
     The following table summarizes our operating results from our Originations Segment for the periods indicated.

	For the three months ended		For the nine months ended
	September 30,		September 30,
(dollars in thousands)	2011	2010	2011	2010
Revenues:
Servicing fee income	$—	$—	$—	$—
Other fee income	3,114	1,257	10,983	4,491

Total fee income	3,114	1,257	10,983	4,491

Gain on mortgage loans held for sale	30,352	25,898	73,832	51,887

Total revenues	33,466	27,155	84,815	56,378

Expenses and impairments:
Salaries, wages, and benefits	17,966	16,144	51,148	40,063
General and administrative	7,142	9,733	18,174	20,442
Occupancy	782	669	2,082	1,631

Total expenses and impairments	25,890	26,546	71,404	62,136

Other income (expense):
Interest income	3,056	3,237	8,560	8,327
Interest expense	(2,989)	(2,337)	(7,480)	(6,044)

Total other income (expense)	67	900	1,080	2,283

Net income/(loss)	$7,643	$1,509	$14,491	$(3,475)

     Increase in origination volume primarily governs the increase in revenues, expenses and other income (expense) of our Originations Segment. The table below provides detail of the loan characteristics of loans originated for the three and nine month periods ended September 30, 2011 and 2010.

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Origination Volume ($ in millions):
Retail	$590.3	$449.1	$1,505.9	$1,127.6
Wholesale	317.2	318.8	779.7	832.5

Total Originations	$907.5	$767.9	$2,285.6	$1,960.1

For the Three Months Ended September 30, 2011 and 2010
     Other fee income was $3.1 million for the three months ended September 30, 2011 compared to $1.3 million for the three months ended September 30, 2010, an increase of $1.8 million, or 138.5%, primarily due to higher points and fees collected as a result of the $139.6 million increase in loan origination volume, combined with a decrease in fees paid to third party mortgage brokers.
     Gain on mortgage loans held for sale consists of the following for the three months ended September 30, 2011 and 2010 (in thousands).

	2011 Period	2010 Period
Gain on sale	$16,270	$14,625
Provision for repurchases	(778)	(244)
Capitalized servicing rights	7,762	7,011
Fair value mark-to-market adjustments	6,161	766
Mark-to-market on derivatives/hedges	937	3,740

Total gain on mortgage loans held for sale	$30,352	$25,898

     Gain on mortgage loans held for sale was $30.4 million for the three months ended September 30, 2011 compared to $25.9 million for the three months ended September 30, 2010, an increase of $4.5 million, or 17.4%, primarily due to the net effect of the following:
•	Increase of $1.1 million from larger volume of originations, which increased from $767.9 million in 2010 to $907.5 million in the 2011 period.

•	Increase of $0.8 million from capitalized mortgage servicing rights due to the larger volume of originations and subsequent retention of servicing rights.

•	Increase of $5.4 million resulting from the change in fair value on newly-originated loans.

•	Decrease of $2.8 million from change in unrealized gains/losses on derivative financial instruments. These include interest rate lock commitments and forward sales of mortgage-backed securities.
     Expenses and impairments were $25.9 million for the three months ended September 30, 2011 compared to $26.5 million for the three months ended September 30, 2010, a decrease of $0.6 million or 2.3%, primarily due to the net effect of the following:
•	Increase of $1.9 million in salaries, wages and benefits expense from increase in average headcount of 538 in 2010 to 799 in 2011 due to increases in origination volume.

•	Decrease of $2.6 million in general & administrative and occupancy expense. This decrease was primarily attributable to a settlement agreement and consent order with the North Carolina Office of the Commissioner of Banks resulting in an administrative penalty and refund of fees to borrowers of $4.4 million recorded during the three month period ended September 30, 2010.
     Interest expense was $3.0 million for the three months ended September 30, 2011 compared to $2.3 million for the three months ended September 30, 2010, an increase of $0.7 million, or 30.4%, primarily due to higher average outstanding debt of $241.8 million in the three month period ended September 30, 2011 compared to $128.9 million in the comparable 2010 period, offset by lower interest rates due to declines in the base LIBOR or our variable rate repurchase facilities.

For the Nine months ended September 30, 2011 and 2010
     Other fee income was $11.0 million for the nine months ended September 30, 2011 compared to $4.5 million for the nine months ended September 30, 2010, an increase of $6.5 million, or 144.4%, primarily due to higher points and fees collected as a result of the $325.5 million increase in loan origination volume, combined with a decrease in fees paid to third party mortgage brokers.
     Gain on mortgage loans held for sale consists of the following for the nine months ended September 30, 2011 and September 30, 2010 (in thousands).

	2011 Period	2010 Period
Gain on sale	$42,260	$30,418
Provision for repurchases	(2,978)	(1,723)
Capitalized servicing rights	25,748	16,761
Fair value mark-to-market adjustments	9,292	7,728
Mark-to-market on derivatives/hedges	(490)	(1,297)

Total gain on mortgage loans held for sale	$73,832	$51,887

     Gain on mortgage loans held for sale was $73.8 million for the nine months ended September 30, 2011, compared to $51.9 million for the nine months ended September 30, 2010, an increase of $21.9 million, or 42.2%, primarily due to the net effect of the following:
•	Increase of $10.6 million from larger volume of originations, which increased from $1,960.1 million in 2010 to $2,285.6 million in 2011, and higher margins earned on the sale of residential mortgage loans during the period.

•	Increase of $8.9 million from capitalized mortgage servicing rights due to the larger volume of originations and subsequent retention of servicing rights.

•	Increase of $1.6 million resulting from the change in fair value on newly-originated loans.

•	Increase of $0.8 million from change in unrealized gains/losses on derivative financial instruments. These include interest rate lock commitments and forward sales of mortgage-backed securities.
     Expenses and impairments were $71.4 million for the nine months ended September 30, 2011 compared to $62.1 million for the nine months ended September 30, 2010, an increase of $9.3 million, or 15.0%, primarily due to the net effect of the following:
•	Increase of $11.0 million in salaries, wages and benefits expense from increase in average headcount of 537 in 2010 to 751 in 2011 and increases in performance-based compensation due to increases in origination volume.

•	Decrease of $2.2 million in general & administrative and occupancy expense primarily due to a settlement agreement and consent order with the North Carolina Office of the Commissioner of Banks resulting in an administrative penalty and refund of fees to borrowers of $4.4 million during the period ended September 30, 2010. These expenses were partially offset by an increase in our overhead expenses from the higher organization volume in the 2011 period.
     Interest income was $8.6 million for the nine months ended September 30, 2011 compared to $8.3 million for the nine months ended September 30, 2010, an increase of $0.3 million, or 3.6%, representing interest earned from originated loans prior to sale or securitization. The increase is primarily due to the increase in the volume of originations. Loans are typically sold within 30 days of origination.
     Interest expense was $7.5 million for the nine months ended September 30, 2011 compared to $6.0 million for the nine months ended September 30, 2010, an increase of $1.5 million, or 25.0%, primarily due to an increase in origination volume in 2011 and associated financing required to originate these loans, combined with a slight increase in outstanding average days in warehouse on newly originated loans.

Legacy Portfolio and Other
     Through December 2009, our legacy portfolio and other consisted primarily of non-prime and non-conforming residential mortgage loans that we primarily originated from April to July 2007. Revenues and expenses are primarily a result of mortgage loans transferred to securitization trusts that were structured as secured borrowings, resulting in carrying the securitized loans as mortgage loans on our consolidated balance sheets and recognizing the asset-backed certificates as nonrecourse debt.
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
The following table summarizes our operating results from Legacy Portfolio and Other for the periods indicated.

	For the three months ended		For the nine months ended
	September 30,		September 30,
(dollars in thousands)	2011	2010	2011	2010
Revenues:
Servicing fee income	$715	$139	$1,952	$1,118
Other fee income	578	289	1,884	1,848

Total fee income	1,293	428	3,836	2,966
Gain on mortgage loans held for sale	—	—	—	—

Total revenues	1,293	428	3,836	2,966

Expenses and impairments:
Salaries, wages, and benefits	2,169	4,518	5,022	8,963
General and administrative	2,588	564	4,628	1,507
Provision for loan losses	877	—	2,005	—
Loss on sale of foreclosed real estate	2,558	—	6,904	—
Occupancy	1,358	386	1,849	1,186

Total expenses and impairments	9,550	5,468	20,408	11,656

Other income (expense):
Interest income	10,530	17,830	34,851	67,793
Interest expense	(9,226)	(12,213)	(28,340)	(44,531)
Fair value changes in ABS securitizations	(654)	(2,786)	(6,919)	(19,115)

Total other income (expense)	650	2,831	(408)	4,147

Net loss	$(7,607)	$(2,209)	$(16,980)	$(4,543)

     The table below provides detail of the characteristics of our securitization trusts included in Legacy Portfolio and other for the dates indicated (in thousands).

	September 30, 2011	September 30, 2010
Legacy Portfolio and Other Performance:
Performing - UPB	$969,541	$1,072,377
Nonperforming (90+ Delinquency) - UPB	302,866	348,061
Real Estate Owned - Estimated Fair Value	15,411	29,384

Total Legacy Portfolio and Other - UPB	$1,287,818	$1,449,822

For the Three Months Ended September 30, 2011 and 2010
     Expenses and impairments were $9.6 million for the three months ended September 30, 2011 compared to $5.5 million for the three months ended September 30, 2010, an increase of $4.1 million, or 74.5%, primarily a result of higher losses on liquidated real estate owned and higher overhead expenses.
     Interest income, net of interest expense, decreased to $1.3 million for the three months ended September 30, 2011 as compared to $5.6 million for the three months ended September 30, 2010. The decrease in net interest income was primarily due to the lower weighted average interest rates earned on our legacy loans offset by decreased interest expense from the underlying securitization notes.
     Fair value changes in ABS securitizations were $0.7 million for the three months ended September 30, 2011 as compared to a $2.8 million decrease for the three months ended September 30, 2010. Fair value changes in ABS securitizations is the net result of the reductions in the fair value of the assets (Mortgage loans held for investment and real estate owned) and the reductions in the fair value of the liabilities (ABS nonrecourse debt).
For the Nine months ended September 30, 2011 and 2010
     Expenses and impairments were $20.4 million for the nine months ended September 30, 2011 compared to $11.7 million for the nine months ended September 30, 2010, an increase of $8.7 million, or 74.4%, primarily a result of higher provision for losses on residential mortgage loans and losses on liquidated real estate owned and higher overhead expenses.
     Interest income, net of interest expense, decreased to $6.5 million for the nine months ended September 30, 2011 as compared to $23.3 million for the nine months ended September 30, 2010. The decrease in net interest income was primarily due to the effects of the derecognition of previously consolidated VIEs.
     Fair value changes in ABS securitizations were $6.9 million for the nine months ended September 30, 2011 as compared to a $19.1 million decrease for the nine months ended September 30, 2010. Fair value changes in ABS securitizations is the net result of the reductions in the fair value of the assets (Mortgage loans held for investment and real estate owned) and the reductions in the fair value of the liabilities (ABS nonrecourse debt).

Analysis of Items on Consolidated Balance Sheet
     The following table presents our consolidated balance sheets as of September 30, 2011 and December 31, 2010 (in thousands).

	September 30,	December 31,
	2011	2010

	(unaudited)
Assets
Cash and cash equivalents	$24,005	$21,223
Restricted cash	72,813	91,125
Accounts receivable, net	471,474	441,275
Mortgage loans held for sale	377,932	369,617
Mortgage loans held for investment, subject to nonrecourse debt — Legacy Assets	246,159	266,320
Mortgage loans held for investment, subject to ABS nonrecourse debt	477,748	538,440
Receivables from affiliates	6,082	8,993
Mortgage servicing rights	246,916	145,062
Property and equipment, net	20,990	8,394
Real estate owned, net (includes $11,169 and $17,509, respectively, of real estate owned, subject to ABS nonrecourse debt)	15,411	27,337
Other assets	44,795	29,395

Total assets	$2,004,325	$1,947,181

Liabilities and members’ equity
Notes payable	$738,783	$709,758
Unsecured senior notes	245,109	244,061
Payables and accrued liabilities	177,452	75,054
Derivative financial instruments	15,778	7,801
Derivative financial instruments, subject to ABS nonrecourse debt	11,889	18,781
Nonrecourse debt — Legacy Assets	116,200	138,662
ABS nonrecourse debt	434,326	496,692

Total liabilities	1,739,537	1,690,809

Total members’ equity	264,788	256,372

Total liabilities and members’ equity	$2,004,325	$1,947,181

Assets
     Restricted cash consists of custodial accounts related to collections on certain mortgage loans and mortgage loan advances that have been pledged to debt counterparties under various Master Repurchase Agreements. Restricted cash was $72.8 million at September 30, 2011, a decrease of $18.3 million from December 31, 2010, primarily a result of decreased servicer advance reimbursement amounts.
     Accounts receivable consists primarily of accrued interest receivable on mortgage loans and securitizations, collateral deposits on surety bonds, and advances made to nonconsolidated securitization trusts, as required under various servicing agreements related to delinquent loans, which are ultimately paid back to us from the securitization trusts. Accounts receivable increased $30.2 million to $471.5 million at September 30, 2011, primarily due to our larger outstanding servicing portfolio, which resulted in a $33.3 million increase in Corporate and Escrow advances and an $8.7 million increase in outstanding delinquency advances.
     Mortgage loans held for sale are carried at fair value under ASC 825, Financial Instruments. We estimate fair value by evaluating a variety of market indicators including recent trades and outstanding commitments. Mortgage loans held for sale were $377.9 million at September 30, 2011, an increase of $8.3 million from December 31, 2010, as $2,287.4 million in mortgage loan sales was partially offset by $2,285.6 million loan originations during the nine month period ended September 30, 2011.

     Mortgage loans held for investment, subject to nonrecourse debt — legacy assets consist of nonconforming or subprime mortgage loans securitized which serve as collateral for the nonrecourse debt. Mortgage loans held for investment, subject to nonrecourse debt — legacy assets was $246.2 million at September 30, 2011, a decrease of $20.2 million from December 31, 2010, as $15.3 million unpaid principal balance was transferred to real estate owned during the nine month period ended September 30, 2011.
     Mortgage loans held for investment, subject to ABS nonrecourse debt consist of mortgage loans that were recognized upon the adoption of new accounting guidance related to VIEs effective January 1, 2010. To more accurately represent the future economic performance of the securitization collateral and related debt balances, we elected the fair value option provided for by ASC 825-10. Mortgage loans held for investment, subject to ABS nonrecourse debt was $477.7 million at September 30, 2011, a decrease of $60.7 million from December 31, 2010, as $40.4 million was transferred to real estate owned, combined with $29.4 million in principal collections for the nine months ended September 30, 2010.
     Receivables from affiliates consist of periodic transactions with Nationstar Regular Holdings, Ltd., a subsidiary of FIF HE Holdings LLC. These transactions typically involve the monthly payment of principal and interest advances that are required to be remitted to securitization trusts as required under various Pooling and Servicing Agreements. These amounts are later repaid to us when principal and interest advances are recovered from the respective borrowers. Receivables from affiliates were $6.1 million at September 30, 2011, a decrease of $2.9 million from December 31, 2010, as a result of increased recoveries on outstanding principal and interest advances.
     Mortgage servicing rights consist of servicing assets related to all existing residential mortgage loans transferred to a third party in a transfer that meets the requirements for sale accounting, or through the acquisition of the right to service residential mortgage loans that do not relate to our assets. Mortgage servicing rights were $246.9 million at September 30, 2011, an increase of $101.8 million over December 31, 2010, primarily a result of the purchase of two significant servicing portfolios for $106.8 million combined with capitalization of $25.7 million newly created mortgage servicing rights, partially offset by $30.7 million decrease in the fair value of our MSRs.
     Property and equipment, net is comprised of land, furniture, fixtures, leasehold improvements, computer software, and computer hardware. These assets are stated at cost less accumulated depreciation. Property and equipment, net increased $12.6 million as we invested in information technology systems to support volume growth in both our Originations and Servicing segments.
     Real estate owned, net represents property we acquired as a result of foreclosures on delinquent mortgage loans. Real estate owned, net is recorded at estimated fair value, less costs to sell, at the date of foreclosure. Any subsequent operating activity and declines in value are charged to earnings. Real estate owned, net was $15.4 million at September 30, 2011, a decrease of $11.9 million over December 31, 2010. This decrease was primarily a result of sales of real estate, partially offset by transfers from mortgage loans held for investment.
     Other assets include deferred financing costs, derivative financial instruments, prepaid expenses, and other equity method investments. Other assets increased $15.4 million from December 31, 2010, primarily due to a 22% investment in ANC Acquisition LLC for $6.6 million (see Note 8 of our Unaudited Notes to Consolidated Financial Statements.)
Liabilities and Members’ Equity
     At September 30, 2011, total liabilities were $1,739.5 million, a $48.7 million increase from December 31, 2010. The increase in total liabilities was primarily a result of a $102.4 million increase in our payables and accrued liabilities due primarily to our September 2011 servicing portfolio acquisition offset by $73.3 million principal payments on our outstanding non-recourse debt. Final payments related to this acquisition are not scheduled to be settled until the fourth quarter of 2011.
     Included in our payables and accrued liabilities caption on our balance sheet is our reserve for repurchases and indemnifications amounting to $7.3 million at September 30, 2011 and December 31, 2010, respectively. This liability represents our (i) estimate of losses to be incurred on the repurchase of certain loans that we previously sold and (ii) an estimate of losses to be incurred for indemnification of losses incurred by purchasers or insurers with respect to loans that we sold. Certain sale contracts include provisions requiring us to repurchase a loan or indemnify the purchaser or insurer for losses if a borrower fails to make certain initial loan payments due to the acquirer or if the accompanying mortgage loan fails to meet certain customary representations and warranties. These representations and warranties are made to the loan purchasers or insurers about various characteristics of the loans, such as manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided and typically are in place for the life of the loan. Although the representations and warranties are in place for the life of the loan, we believe that most repurchase requests occur within the first five years of the loan. In the event of a breach of the representations and warranties, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. In addition, an investor may request that we refund a portion of the premium paid on the sale of mortgage loans if a loan is prepaid within a certain amount of time from the date of sale. We record a provision for estimated repurchases, loss indemnification and premium recapture on loans sold, which is charged to gain (loss) on mortgage loans held for sale.
     The activity of our outstanding repurchase reserves were as follows (in thousands):

	Nine months ended	Year Ended
	September 30,	December 31,
	2011	2010

Repurchase reserves, beginning of period	$7,321	$3,648
Additions	2,978	4,649
Charge-offs	(2,939)	(976)

Repurchase reserves, end of period	$7,360	$7,321

     The following table summarizes the changes in unpaid principal balance related to unresolved repurchase and indemnification requests (in millions):

	Nine months ended	Year Ended
	September 30,	December 31,
	2011	2010
Beginning balance	$4.3	$1.3
Repurchases & indemnifications	(5.5)	(1.9)
Claims initiated	21.6	10.8
Rescinded	(12.6)	(5.9)

Ending balance	$7.8	$4.3

     The following table details our loan sales by period:

	Nine months ended		Year Ended
	September 30, 2011		December 31, 2010
	Count	$	Count	$
($ amounts in billions)
Loan sales	11,677	$2.3	13,090	$2.6
     We increase the reserve by applying an estimated loss factor to the principal balance of loan sales. Secondarily, the reserve may be increased based on outstanding claims received. We have observed an increase in repurchase requests in each of the last two years and into 2011. We believe that because of the increase in our originations during 2009, 2010 and the first nine months of 2011, we expect that repurchase requests are likely to increase. Should home values continue to decrease, our realized losses from loan repurchases and indemnifications may increase as well. As such, our reserve for repurchases may be required to increase beyond our current expectations. While the ultimate amount of repurchases and premium recapture is an estimate, we consider the liability to be adequate at each balance sheet date.
     At September 30, 2011, outstanding members’ equity was $264.8 million, an $8.4 million increase from December 31, 2010, which is primarily attributed to our earning $6.0 million net income in the first nine months of the current year, $12.2 million share-based compensation, partially offset by $3.9 million distribution to parent and a $4.8 million redemption of units by our existing partners.

Recent Accounting Developments
     Accounting Standards Update No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (Update No. 2011-02). Update No. 2011-02 is intended to reduce the diversity in identifying troubled debt restructurings (TDRs), primarily by clarifying certain factors around concessions and financial difficulty. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that: 1) the restructuring constitutes a concession; and 2) the debtor is experiencing financial difficulties. The clarifications will generally result in more restructurings being considered troubled. The amendments in this update are effective for this quarter, with retrospective application to the beginning of this year. The adoption of Update No. 2011-02 did not have a material impact on Nationstar’s financial condition, liquidity or results of operations.
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
     Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (Update No. 2011-05). Update No. 2011-05 is intended to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. Update No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and now requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this update are to be applied retrospectively and are effective for interim and annual periods beginning after December 15, 2011. The adoption of Update No. 2011-05 is not expected to have a material impact on our financial condition, liquidity or results of operations.
Liquidity and Capital Resources
     Liquidity measures our ability to meet potential cash requirements, including the funding of servicing advances, paying operating expenses, origination of loans and repayment of borrowings. Our cash balance increased from $21.2 million as of December 31, 2010 to $24.0 million as of September 30, 2011, primarily due to cash inflows in our operating activities, partially offset by cash outflows from investing and financing activities.
     We grew our servicing portfolio from $37.4 billion as of September 30, 2010 to $102.7 billion as of September 30, 2011. We shifted our strategy after 2007 to leverage our industry-leading servicing capabilities and capitalize on the opportunities to grow our origination platform which has led to the strengthening of our liquidity position. As a part of our shift in strategy, we ceased originating non-prime loans in 2007, and new originations have been focused on loans that are eligible to be sold to government-sponsored enterprises. For the three and nine month periods ended September 30, 2011 and 2010, substantially all originated loans have either been sold or are pending sale.
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
     In March 2010, we completed the offering of $250.0 million of unsecured senior notes, which were issued with an issue discount of $7.0 million for net cash proceeds of $243.0 million, with a maturity date of April 2015. Under the terms of these unsecured senior notes, we pay interest biannually to the note holders at an interest rate of 10.875%. We used a portion of the cash proceeds from this offering to pay down outstanding balances on our existing debt facilities.
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
     Our primary sources of funds for liquidity include: (i) lines of credit, other secured borrowings and unsecured senior notes; (ii) servicing fees and ancillary fees; (iii) payments received from sale or securitization of loans; and (iv) payments received from mortgage loans held for sale.
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
Operating Activities
     Our operating activities provided $49.9 million cash flow for the nine months ended September 30, 2011 compared to $24.5 million of cash flow for the same period in the prior year. The increase of $25.4 million during the 2011 period was primarily due to higher volume sales of residential mortgage loans offset by higher cash outflows for working capital. The improvement was primarily due to the net effect of the following:
•	$455.7 million improvement in proceeds received from sale of originated loans, which provided $2,287.4 million and $1,831.7 million for the nine month periods ending September 30, 2011 and 2010, respectively, partially offset by $325.5 million increase in cash used to originate loans. Mortgage loans originated and purchased, net of fees, used $2,285.6 million and $1,960.1 million in the nine month period ending September 30, 2011 and 2010, respectively.

•	$139.4 million decrease in cash outflows provided by working capital, which provided $3.5 million cash for the nine months ended September 30, 2011 and provided $142.9 million during the same period in the prior year.
Investing Activities
     Our investing activities used $9.8 million and provided $85.9 million of cash flow for the nine months ended September 30, 2011 and 2010, respectively. The $95.7 million decrease in cash flows from investing activities from the 2010 period to 2011 period was primarily a result of a $35.6 million decrease in cash proceeds from sales of real estate owned and $34.4 million increase in purchases of MSRs. Also, in March 2011, the Company acquired a 22% interest in ANC Acquisition LLC (ANC) for $6.6 million. ANC is the parent company of National Real Estate Information Services, LP (NREIS) a real estate services company.

Financing Activities
     Our financing activities used $37.4 million cash flow during the nine month period ending September 30, 2011 and used $124.5 million of cash flow for the nine months ended September 30, 2010. During the nine month period ended September 30, 2011, the Company used $9.2 million less cash for debt financing costs and $49.3 million less cash to repay ABS and legacy nonrecourse debt compared with the 2010 period. During the nine months ended September 30, 2011, the Company used $47.2 million to repay ABS nonrecourse debt, used $2.7 million for debt financing costs, and provided $29.0 million to repay the outstanding notes payable. The primary source of financing cash flow during the nine months ended September 30, 2010 was $243.0 million proceeds from offering the Senior Unsecured Notes. During the nine months ended September 30, 2010, the Company used $37.2 million to repay ABS nonrecourse debt, used $11.9 million for debt financing costs, and used $239.6 million to repay the outstanding notes payable.
Contractual Obligations
Except as described below, there were no other significant changes to our outstanding contractual obligations outstanding as of September 30, 2011 from amounts previously disclosed in our Form S-4 Registration Statement under the Securities Act of 1933 dated August 10, 2011.
During the third quarter 2011, Nationstar executed an agreement to expand one of its operating leases in Lewisville, Texas. The agreement increased the total square footage leased by Nationstar at this site to 163,739, and extended the expiration date of the lease through March, 2017. Nationstar’s total obligation related to this new agreement will be approximately $7.0 million over the life of the lease.
In October 2011, Nationstar entered into an operating sublease agreement for approximately 50,000 square feet of office space in Houston, Texas. This sublease begins in November, 2011 and expires November, 2014. Nationstar’s total obligation related to this agreement will be approximately $4.0 million over the life of the sublease.
Variable Interest Entities
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
On securitizations of residential mortgage loans, Nationstar’s continuing involvement typically includes acting as servicer for the mortgage loans held by the trust and holding beneficial interests in the trust. Nationstar’s responsibilities as servicer include, among other things, collecting monthly payments, maintaining escrow accounts, providing periodic reports and managing insurance in exchange for a contractually specified servicing fee. The beneficial interests held consist of both subordinate and residual securities that were retained at the time of the securitization. Prior to January 1, 2010, each of these securitization trusts was considered QSPEs, and these trusts were excluded from Nationstar’s consolidated financial statements.
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
Prior to January 1, 2010, Nationstar evaluated each SPE for classification as a QSPE. QSPEs were not consolidated in Nationstar’s consolidated financial statements. When a SPE was determined to not be a QSPE, Nationstar further evaluated it for classification as a VIE. When a SPE met the definition of a VIE, and when it was determined that Nationstar was the primary beneficiary, Nationstar included the SPE in its consolidated financial statements.

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
A summary of the assets and liabilities of Nationstar’s transactions with VIEs included in Nationstar’s consolidated financial statements as of September 30, 2011 is presented in the following table (in thousands):

		Transfers
		Accounted for as
	Securitization	Secured
September 30, 2011	Trusts	Borrowings	Total
ASSETS
Restricted cash	$69	$20,134	$20,203
Accounts receivable	2,431	251,615	254,046
Mortgage loans held for investment, subject to nonrecourse debt	—	240,256	240,256
Mortgage loans held for investment, subject to ABS nonrecourse debt	477,748	—	477,748
Real estate owned	11,169	4,184	15,353

Total Assets	$491,417	$516,189	$1,007,606

LIABILITIES
Notes payable	$—	$203,596	$203,596
Payables and accrued liabilities	75	988	1,063
Outstanding servicer advances(1)	32,961	—	32,961
Derivative financial instruments, subject to ABS nonrecourse debt	11,889	—	11,889
Nonrecourse debt—Legacy Assets	—	116,200	116,200
ABS nonrecourse debt	434,326	—	434,326

Total Liabilities	$479,251	$320,784	$800,035

(1)	Outstanding servicer advances consists of principal and interest advances paid by Nationstar to cover scheduled payments and interest that have not been timely paid by borrowers, which excludes outstanding pool level advances of approximately $3.3 million. These outstanding servicer advances are eliminated upon the consolidation of the securitization trusts.
Off Balance Sheet Arrangements
     A summary of the outstanding collateral and certificate balances for securitization trusts, including any retained beneficial interests and mortgage servicing rights, that were not consolidated by us for the periods ending September 30, 2011 and December 31, 2010 are presented in the following table (in thousands).

	September 30, 2011(1)	December 31, 2010

Total collateral balance	$3,751,789	$4,038,978
Total certificate balance	3,738,836	4,026,844
Total mortgage servicing rights at fair value	24,227	26,419

(1)	Unconsolidated securitization trusts consist of VIE’s where we have neither the power to direct the activities that most significantly impact the VIE’s economic performance or the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.
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
     We also entered into interest rate cap agreements to hedge the interest payments on our ABS Servicing Facility and our MBS Servicing Facility. These interest rate cap agreements generally require an upfront payment and receive cash flow only when a variable rate based on LIBOR exceeds a defined interest rate. As of September 30, 2011, these interest rate cap agreements were out of the money and, unless there is a significant change to LIBOR, we do not anticipate a material effect to our consolidated financial statements.

     To hedge the aggregate risk of interest rate fluctuations with respect to our outstanding borrowings, we have entered into swap agreements whereby we receive floating rate payments in exchange for fixed rate payments, effectively converting our outstanding borrowings to fixed rate debt.
     As part of our January 1, 2010 adoption of new accounting guidance related to VIEs, we were required to consolidate certain VIEs related to previous asset-backed securitizations that were treated as sales under GAAP. Accordingly, we recognized all assets and liabilities held by these securitization trusts in our consolidated balance sheet. As a form of credit enhancement to the senior note holders, these securitization trusts contained embedded interest rate swap agreements to hedge the required interest payments on the underlying asset-backed certificates. These interest rate swap agreements generally require the securitization trust to pay a variable interest rate and receive a fixed interest rate based on LIBOR.
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
     We use market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear. We do not believe that on the whole that our estimated net changes to the fair value of our assets and liabilities at September 30, 2011 would be significantly different than previously presented.

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
     Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2011, our disclosure controls and procedures are effective. Disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
     In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The Company and its subsidiaries are subject to various claims and legal actions that have arisen in the normal course of conducting business. See Footnote 15 — Commitments and Contingencies of the accompanying consolidated financial statements for details.
Item 1A. Risk Factors
The following discussion sets forth some of the most important risk factors that could materially affect our financial condition and operations. However, factors besides those discussed below, in MD&A or elsewhere in this or other reports that we filed or furnished with the SEC, also could adversely affect us. Readers should not consider any descriptions of such factors to be a complete set of all potential risks that could affect us.
Risks Related to Our Business and Industry
Our foreclosure proceedings in certain states have been delayed due to inquiries by certain state Attorneys General, court administrators, and state and federal governmental agencies, the outcome of which could have a negative effect on our operations or liquidity.
Allegations of irregularities in foreclosure processes, including so-called “robo-signing” by mortgage loan servicers, have gained the attention of the Department of Justice, regulatory agencies, state Attorneys General and the media, among other parties. Certain state Attorneys General, court administrators and governmental agencies, as well as representatives of the federal government, have issued letters of inquiry to mortgage servicing companies, including us, requesting written responses to questions regarding policies and procedures, especially with respect to notarization and affidavit procedures. These requests or any subsequent administrative, judicial or legislative actions taken by these regulators court administrators or other governmental entities may subject us to fines and other sanctions, including a foreclosure moratorium or suspension. Additionally, because we do business in all fifty states, we may be affected by regulatory actions or court decisions that are taken on the individual state level.
In addition to these inquiries, several state Attorneys General have requested that certain mortgage servicers, including us, suspend foreclosure proceedings pending internal review to ensure compliance with applicable law, and we have received requests from four such state Attorneys General. Pursuant to these requests and in light of industry-wide press coverage regarding mortgage foreclosure documentation practices, we, as a precaution, previously delayed foreclosure proceedings in 23 states, so that we may evaluate our foreclosure practices and underlying documentation. Upon completion of our internal review and responding to such inquiries, we resumed these previously delayed proceedings. Such inquiries, however, as well as continued court backlog and emerging court processes may cause an extended delay in the foreclosure process in certain states.
Even in states where we have not suspended foreclosure proceedings or where we have lifted or will soon lift any such delayed foreclosures, we have faced, and may continue to face, increased delays and costs in the foreclosure process. For example, we have incurred, and may continue to incur, additional costs related to the re-execution and re-filing of certain documents. We may also be required to take other action in our capacity as a servicer in connection with pending foreclosures. In addition, the current legislative and regulatory climate could lead borrowers to contest foreclosures who would not have contested such foreclosures under ordinary circumstances, and we may incur increased litigation costs if the validity of a foreclosure action is challenged by a borrower. Delays in foreclosure proceedings could also require us to make additional servicing advances and draw on our servicing advance facilities, or delay the recovery of advances, which could materially affect our earnings and liquidity and increase our need for capital.
The Dodd-Frank Act could increase our regulatory compliance burden and associated costs, limit our future capital raising strategies, and place restrictions on certain origination and servicing operations.
On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act) into law. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry in the United States. The Dodd-Frank Act includes, among other things: (1) the creation of a Financial Stability Oversight Council to identify emerging systemic risks posed by financial firms, activities and practices, and to improve cooperation between federal agencies; (2) the creation of a Bureau of Consumer Financial Protection authorized to promulgate and enforce consumer protection regulations relating to financial products; (3) the establishment of strengthened capital and prudential standards for banks and bank holding companies; (4) enhanced regulation of financial markets, including derivatives and securitization markets; (5) amendments to the Truth in Lending Act aimed at improving consumer protections with respect to mortgage originations, including originator compensation, minimum repayment standards, and prepayment considerations. The exact scope of and applicability of many of these requirements to us are currently unknown, as the regulations to implement the Dodd-Frank Act generally have not yet been finalized. These provisions of Dodd-Frank could increase our regulatory compliance burden and associated costs and place restrictions on certain origination and servicing operations, all of which could in turn adversely affect our business, financial condition or results of operations.
The enforcement consent orders by certain federal agencies against the largest servicers related to foreclosure practices could impose additional compliance costs on our servicing business.
On April 13, 2011, the four federal agencies overseeing certain aspects of the mortgage market: the Federal Reserve, the Office of the Comptroller of the Currency (“OCC”), the Office of Thrift Supervision (“OTS”), and the Federal Deposit Insurance Corporation (“FDIC”), entered into enforcement consent orders with 14 of the largest mortgage servicers in the United States regarding foreclosure practices. The enforcement actions require the servicers, among other things: (1) to promptly correct deficiencies in residential mortgage loan servicing and foreclosure practices; (2) to make significant modifications in practices for residential mortgage loan servicing and foreclosure processing, including communications with borrowers and limitations on dual-tracking, which occurs when servicers continue to pursue foreclosure during the loan modification process; (3) to ensure that foreclosures are not pursued once a mortgage has been approved for modification and to establish a single point of contact for borrowers throughout the loan modification and foreclosure processes; and (4) to establish robust oversight and controls pertaining to their third-party vendors, including outside legal counsel, that provide default management or foreclosure services. While these enforcement consent orders are considered as not preemptive to the state actions, it remains to be seen how state actions and proceedings will be affected by the federal consents.

On September 1, 2011 and November 10, 2011, the New York Department of Financial Services entered into agreements regarding mortgage servicing practices with seven financial institutions. The additional requirements provided for in these agreements will increase operational complexity and the cost of servicing loans in New York. Other servicers could be required to enter into similar agreements. In addition, other states may also require mortgage servicers to enter into similar agreements.
Although we are not a party to the above enforcement consent orders, we might become subject to the terms of the consent orders if (1) we subservice loans for the servicers that are parties to the enforcement consent orders; (2) the agencies begin to enforce the consent orders by looking downstream to our arrangement with certain mortgage servicers; (3) our investors request that we comply with certain aspects of the consent orders, or (4) we otherwise find it prudent to comply with certain aspects of the consent orders. In addition, the practices set forth in such enforcement consent orders may be adopted by the industry as a whole, forcing us to comply with them in order to follow standard industry practices or required by our servicing agreements. While we are making changes to our operating policies and procedures, further changes could be required, and changes to our servicing practices will increase compliance costs for our servicing business, which could materially and adversely affect our financial condition or results of operations.
Legal proceedings, state or federal governmental examinations or enforcement actions and related costs could adversely affect our financial results.
We are routinely involved in legal proceedings concerning matters that arise in the ordinary course of our business. These legal proceedings range from actions involving a single plaintiff to class action lawsuits with potentially tens of thousands of class members. An adverse result in governmental investigations or examinations, or private lawsuits, including purported class action lawsuits, may adversely affect our financial results. In addition, a number of participants in our industry have been the subject of class action lawsuits and regulatory actions by state regulators and states’ attorneys general. We believe that we have meritorious legal and factual defenses to the lawsuits for which we are currently involved. However, we can provide no assurances with regard to ultimate outcomes with respect to these matters. Litigation and other proceedings may require that we pay settlement costs, legal fees, damages, penalties or other charges, which could adversely affect our financial results. In particular, legal proceedings brought under state consumer protection statutes may result in a separate fine for each violation of the statute, which, particularly in the case of class action lawsuits, could result in damages substantially in excess of the amounts we earned from the underlying activities and that could materially adversely affect our liquidity and financial position.
Governmental investigations, both state and federal, can be either formal or informal. The costs of responding to the investigations can be substantial. In addition, government-mandated changes to servicing practices could lead to higher costs and additional administrative burdens, in particular regarding record retention and informational obligations.
The continued deterioration of the residential mortgage market may adversely affect our business, financial condition or results of operations.

Since mid-2007, adverse economic conditions, including high unemployment, have impacted the residential mortgage market, resulting in unprecedented delinquency, default and foreclosure rates, leading to increased loss severities on all types of residential mortgage loans due to sharp declines in residential real estate values. Falling home prices have resulted in higher loan-to-value ratios and combined loan-to-value ratios, which yield lower recoveries in foreclosure, and result in an increase in loss severities above those that would have been realized had property values remained the same or continued to increase. As loan-to-value ratios increase, borrowers are left with equity in their homes that is not sufficient to permit them to refinance their existing loans. This may also give borrowers an incentive to default on their mortgage loan even if they have the ability to make principal and interest payments, which we refer to as strategic defaults.
Adverse economic conditions may also impact our Originations Segment. Declining home prices and increasing loan-to-value ratios may preclude many potential borrowers, including borrowers whose existing loans we service, from refinancing their existing loans. An increase in prevailing interest rates could decrease our origination volume through our Consumer Direct Retail originations channel, our largest originations channel by volume from December 31, 2006 to September 30, 2011, because this channel focuses predominantly on refinancing existing mortgage loans.
A continued deterioration or a delay in any recovery in the residential mortgage market may reduce the number of mortgages we service or new mortgages that we originate, reduce the profitability of mortgages currently serviced by us or adversely affect our ability to sell mortgage loans originated by us or increase delinquency rates. Any of the foregoing could adversely affect our business, financial condition or results of operations.
We may experience serious financial difficulties as some servicers and originators have experienced.
Since late 2006, a number of servicers and originators of residential mortgage loans have experienced serious financial difficulties and, in some cases, have gone out of business. These difficulties have resulted, in part, from declining markets for their mortgage loans as well as from claims for repurchases of mortgage loans previously sold under provisions that require repurchase in the event of early payment defaults or for breaches of representations and warranties regarding loan quality and certain other loan characteristics. Higher delinquencies and defaults may contribute to these difficulties by reducing the value of mortgage loan portfolios and requiring originators to sell their portfolios at greater discounts to par. In addition, the cost of servicing an increasingly delinquent mortgage loan portfolio may be rising without a corresponding increase in servicing compensation. The value of many residual interests retained by sellers of mortgage loans in the securitization market has also been declining. Overall origination volumes are down significantly in the current economic environment. According to Inside Mortgage Finance, total U.S. residential mortgage origination volume decreased from $3.0 trillion in 2006 to $1.6 trillion in 2010. Any of the foregoing could adversely affect our business, financial condition or results of operations.
Borrowers with adjustable rate mortgage loans are especially exposed to increases in monthly payments and they may not be able to refinance, which could cause delinquency, default and foreclosure and therefore adversely affect our business.

Borrowers with adjustable rate mortgage loans are being exposed to increased monthly payments when the related mortgage loan’s interest rate adjusts upward from an initial fixed rate or a low introductory rate, as applicable, to the rate computed in accordance with the applicable index and margin. Borrowers with adjustable rate mortgage loans seeking to refinance their mortgage loans to avoid increased monthly payments as a result of an upwards adjustment of the mortgage loan’s interest rate may no longer be able to find available replacement loans at comparably low interest rates. This increase in borrowers’ monthly payments, together with any increase in prevailing market interest rates, may result in significantly increased monthly payments for borrowers with adjustable rate mortgage loans, which may cause delinquency, default and foreclosure.
We principally service higher risk loans, which exposes us to a number of different risks.
A significant percentage of the mortgage loans we service are higher risk loans, meaning that the loans are to less creditworthy borrowers or for properties the value of which has decreased. These loans are more expensive to service because they require more frequent interactions with customers and greater monitoring and oversight. As a result, these loans tend to have higher delinquency and default rates, which can have a significant impact on our revenues, expenses and the valuation of our mortgage servicing rights. It may also be more difficult for us to recover advances we are required to make with respect to higher risk loans. In connection with the ongoing mortgage market reform and regulatory developments, servicers of higher risk loans may be subject to increased scrutiny by state and federal regulators or may experience higher compliance costs, which could result in higher servicing costs. We may not be able to pass along to our servicing clients any incremental costs we incur. All of the foregoing factors could therefore adversely affect our business, financial condition or results of operations.
A significant change in delinquencies for the loans we service could adversely affect our financial results.
Delinquency rates have a significant impact on our revenues, our expenses and on the valuation of our mortgage servicing rights as follows:
•	Revenue. An increase in delinquencies will result in lower revenue for loans that we service for GSEs because we only collect servicing fees from government-sponsored enterprises for performing loans. Additionally, while increased delinquencies generate higher ancillary fees, including late fees, these fees are not likely to be recoverable in the event that the related loan is liquidated. In addition, an increase in delinquencies lowers the interest income we receive on cash held in collection and other accounts.

•	Expenses. An increase in delinquencies will result in a higher cost of service due to the increased time and effort required to collect payments from delinquent borrowers. It may also result in an increase in interest expense as a result of an increase in our advancing obligations.

•	Liquidity. An increase in delinquencies also could negatively impact our liquidity because of an increase in borrowing under our advance facilities.

•	Valuation of mortgage servicing rights. We base the price we pay for mortgage servicing rights on, among other things, our projections of the cash flows from the related pool of mortgage loans. Our expectation of delinquencies is a significant assumption underlying those cash flow projections. If delinquencies were significantly greater than expected, the estimated fair value of our mortgage servicing rights could be diminished. When the estimated fair value of mortgage servicing rights is reduced, we would suffer a loss, which has a negative impact on our financial results.
A further increase in delinquency rates could therefore adversely affect our business, financial condition or results of operations.
Decreasing property values have caused an increase in loan-to-value ratios, resulting in borrowers having little or negative equity in their property, which may reduce new loan originations and provide incentive to borrowers to strategically default on their loans.
According to CoreLogic, from December 2006 to December 2010, the number of borrowers who owe more on a related mortgage loan than the property is worth, or have negative equity in their property, has increased from 7% to 23%. We believe that borrowers with negative equity in their properties are more likely to strategically default on mortgage loans and that a significant increase in strategic defaults could materially affect our business. Also, with the exception of loans modified under the MHA, we are unable to refinance loans with high loan-to-value ratios. Increased loan-to-value ratios could reduce our ability to originate loans for borrowers with low or negative equity and could adversely affect our business, financial condition or results of operations.
The industry in which we operate is highly competitive.
We operate in a highly competitive industry that could become even more competitive as a result of economic, legislative, regulatory and technological changes. In the servicing industry, we face competition in areas such as fees and performance in reducing delinquencies and entering successful modifications. Competition to service mortgage loans comes primarily from large commercial banks and savings institutions. These financial institutions generally have significantly greater resources and access to capital than we do, which gives them the benefit of a lower cost of funds. Additionally, our servicing competitors may decide to modify their servicing model to compete more directly with our servicing model, or our servicing model may generate lower margins as a result of competition or as overall economic conditions improve.
In the mortgage loan originations industry, we face competition in such areas as mortgage loan offerings, rates, fees and customer service. Competition to originate mortgage loans comes primarily from large commercial banks and savings institutions. These financial institutions generally have significantly greater resources and access to capital than we do, which gives them the benefit of a lower cost of funds.
In addition, technological advances and heightened e-commerce activities have increased consumers’ accessibility to products and services generally. This has intensified competition among banking as well as non-banking companies in offering mortgage loans and loan servicing.

We may be unable to compete successfully in our industries and this could adversely affect our business, financial condition and results of operations.
We might not be able to maintain or grow our business if we can not identify and acquire mortgage servicing rights or enter into additional subservicing agreements on favorable terms.
From December 31, 2007 to September 30, 2011, we have grown the aggregate unpaid principal balance of the loans we service from $12.7 billion to $102.7 billion, primarily through acquiring mortgage servicing rights and entering into subservicing agreements. Our servicing portfolio is subject to “run off,” meaning that mortgage loans serviced by us may be repaid at maturity, prepaid prior to maturity, refinanced with a mortgage not serviced by us or liquidated through foreclosure, deed-in-lieu of foreclosure or other liquidation process or repaid through standard amortization of principal. As a result, our ability to maintain the size of our servicing portfolio depends on our ability to originate additional mortgages and to acquire the right to service additional pools of residential mortgages. We may not be able to acquire servicing rights or enter into additional subservicing agreements on terms favorable to us or at all. In determining the purchase price for servicing rights, management makes certain assumptions, many of which are beyond our control, including, among other things:
•	the rates of prepayment and repayment within the underlying pools of mortgage loans;

•	projected rates of delinquencies, defaults and liquidations;

•	future interest rates;

•	our cost to service the loans;

•	ancillary fee income; and

•	amounts of future servicing advances.
We may not be able to realize our significant investments in personnel and our technology platform if we cannot identify and acquire mortgage servicing rights or enter into additional subservicing agreements on favorable terms.
We have made, and expect to continue to make, significant investments in personnel and our technology platform to allow us to service additional loans. In particular, prior to acquiring a large portfolio of mortgage servicing rights or entering into a large subservicing contract, we invest significant resources in recruiting, training, technology and systems. We may not realize the expected benefits of these investments to the extent we are unable to increase the pool of residential mortgages serviced, or we do not appropriately value the mortgage servicing rights that we do purchase. Any of the foregoing could adversely affect our business, financial condition and results of operations.
We may not realize all of the anticipated benefits of potential future acquisitions.
Our ability to realize the anticipated benefits of potential future acquisitions of servicing portfolios, originations platforms and/or companies will depend, in part, on our ability to scale-

up to appropriately service any such assets, and/or integrate the businesses of such acquired companies with our business. The process of acquiring assets and/or companies may disrupt our business, and may not result in the full benefits expected. The risks associated with acquisitions include, among others:
•	coordinating market functions;

•	unanticipated issues in integrating information, communications and other systems;

•	unanticipated incompatibility of purchasing, logistics, marketing and administration methods;

•	retaining key employees; and

•	the diversion of management’s attention from ongoing business concerns.
Moreover, the success of any acquisition will depend upon our ability to effectively integrate the acquired servicing portfolios, origination platforms or businesses. The acquired servicing portfolios, originations platforms or businesses may not contribute to our revenues or earnings to any material extent, and cost savings and synergies we expect at the time of an acquisition may not be realized once the acquisition has been completed. If we inappropriately value the assets we acquire or the value of the assets we acquire declines after we acquire them, the resulting charges may negatively affect the carrying value of the assets on our balance sheet and our earnings. Furthermore, if we incur additional indebtedness to finance an acquisition, the acquired business may not be able to generate sufficient cash flow to service that additional indebtedness. Unsuitable or unsuccessful acquisitions could adversely affect our business, financial condition and results of operations.
We may be unable to obtain sufficient capital to meet the financing requirements of our business.
Our financing strategy includes the use of significant leverage. Accordingly, our ability to finance our operations and repay maturing obligations rests in large part on our ability to borrow money. We are generally required to renew our financing arrangements each year, which exposes us to refinancing and interest rate risks. In addition, a large portion of our outstanding debt matures prior to March 31, 2012. See “Note 10 to Unaudited Consolidated Financial Statements—Indebtedness.” Our ability to refinance existing debt and borrow additional funds is affected by a variety of factors including:
•	limitations imposed on us under the notes and other financing agreements that contain restrictive covenants and borrowing conditions that may limit our ability to raise additional debt;

•	the decline in liquidity in the credit markets;

•	prevailing interest rates;

•	the strength of the lenders from whom we borrow;

•	borrowing on advance facilities is limited by the amount of eligible collateral pledged and may be less than the borrowing capacity of the facility; and

•	accounting changes that may impact calculations of covenants in our debt agreements.
In the ordinary course of our business, we periodically borrow money or sell newly-originated loans to fund our servicing and origination operations. See “MD&A—Liquidity and Capital Resources.” Our ability to fund current operations and meet our service advance obligations depends on our ability to secure these types of financings on acceptable terms and to renew or replace existing financings as they expire. Such financings may not be available with the GSEs or other counterparties on acceptable terms or at all.
An event of default, a negative ratings action by a rating agency, an adverse action by a regulatory authority or a general deterioration in the economy that constricts the availability of credit—similar to the market conditions that we have experienced during the last three years—may increase our cost of funds and make it difficult for us to renew existing credit facilities and obtain new lines of credit. We intend to continue to pursue opportunities to acquire loan servicing portfolios, originations platforms and/or businesses that engage in loan servicing and/or loan originations. Our liquidity and capital resources may be diminished by any such transactions. Additionally, we believe that a significant acquisition may require us to raise additional capital to facilitate such a transaction, which may not be available on acceptable terms or at all.
The Basel Committee recently announced the final framework for strengthening capital requirements, known as Basel III, which if implemented by U.S. bank regulatory agencies, will increase the cost of funding on banking institutions that we rely on for financing. Such Basel III requirements could reduce our sources of funding and increase the costs of originating and servicing mortgage loans. If we are unable to obtain sufficient capital on acceptable terms for any of the foregoing reasons, this could adversely affect our business, financial condition or results of operations.
We may not be able to continue to grow our loan origination volume.
Our loan origination business consists of refinancing existing loans and providing purchase money loans to homebuyers. The origination of purchase money mortgage loans is greatly influenced by traditional business clients in the home buying process such as realtors and builders. As a result, our ability to secure relationships with such traditional business clients will influence our ability to grow our purchase money mortgage loan volume and, thus, our loan origination business.
Our wholesale origination business operates largely through third party mortgage brokers who are not contractually obligated to do business with us. Further, our competitors also have relationships with our brokers and actively compete with us in our efforts to expand our broker networks. Accordingly, we may not be successful in maintaining our existing relationships or expanding our broker networks.
While we intend to use sales lead aggregators and Internet marketing to reach new borrowers, our Consumer Direct Retail origination platform may not succeed because of the referral-driven nature of our industry. Further, our largest customer base consists of the borrowers whose existing loans we service. Because we primarily service credit-sensitive loans, many of our existing servicing customers may not be able to qualify for conventional mortgage loans with us and/or may pose a higher credit risk than other consumers. Furthermore, our Consumer Direct Retail origination platform focuses predominantly on refinancing existing mortgage loans. This type of origination activity is sensitive to increases in interest rates. If we are unable to continue to grow our loan origination business, this could adversely affect our business, financial condition or results of operations.
Our counterparties may terminate our servicing rights and subservicing contracts.
The owners of the loans we service and the primary servicers for the loans we subservice, may, under certain circumstances, terminate our mortgage servicing rights or subservicing contracts, respectively.
As is standard in the industry, under the terms of our master servicing agreement with GSEs, they have the right to terminate us as servicer of the loans we service on their behalf at any time and also have the right to cause us to sell the mortgage servicing rights to a third party. In addition, some may also have the right to require us to assign the mortgage servicing rights to a subsidiary and to sell our equity interest in the subsidiary to a third party. Under our subservicing contracts, the primary servicers for whom we conduct subservicing activities have the right to terminate our subservicing rights with or without cause, with little notice and little to no compensation. In November and December 2010, through our relationship with the same GSE, we boarded subservicing rights totaling approximately $25 billion in unpaid principal balance. We expect to continue to acquire subservicing rights, which could exacerbate these risks.
If we were to have our servicing or subservicing rights terminated on a material portion of our servicing portfolio, this could adversely affect our business, financial condition and results of operations.
Federal, state and local laws and regulations may materially adversely affect our business.
Federal, state and local governments have recently proposed or enacted numerous laws, regulations and rules related to mortgage loans generally, and foreclosure actions in particular. These laws, regulations and rules may result in delays in the foreclosure process, reduced payments by borrowers, modification of the original terms of mortgage loans, permanent forgiveness of debt and/or increased servicing advances. In some cases, local governments have ordered moratoriums on foreclosure activity, which prevent a servicer or trustee, as applicable, from exercising any remedies they might have in respect of liquidating a severely delinquent mortgage loan. Several courts also have taken unprecedented steps to slow the foreclosure process or prevent foreclosure altogether.
In addition, the Federal Housing Finance Agency (the “FHFA”) recently proposed changes to mortgage servicing compensation structures, including cutting servicing fees and channeling funds toward reserve accounts for delinquent loans.

Due to the highly regulated nature of the residential mortgage industry, we are required to comply with a wide array of federal, state and local laws and regulations that regulate, among other things, the manner in which we conduct our servicing and originations business and the fees we may charge. These regulations directly impact our business and require constant compliance, monitoring and internal and external audits. A material failure to comply with any of these laws or regulations could subject us to lawsuits or governmental action, and this could adversely affect our business, financial condition and results of operations.
In addition, there continue to be changes in legislation and licensing in an effort to simplify the consumer mortgage experience, which require technology changes and additional implementation costs for loan originators. We expect legislative changes will continue in the foreseeable future, which may increase our operating expenses.
Any of these changes in the law could adversely affect our business, financial condition or results of operations.
Unlike competitors that are banks, we are subject to state licensing and operational requirements that result in substantial compliance costs.
Because we are not a depository institution, we do not benefit from a federal exemption to state mortgage banking, loan servicing or debt collection licensing and regulatory requirements. We must comply with state licensing requirements and varying compliance requirements in all fifty states and the District of Columbia, and we are sensitive to regulatory changes that may increase our costs through stricter licensing laws, disclosure laws or increased fees or that may impose conditions to licensing that we or our personnel are unable to meet. In addition, we are subject to periodic examinations by state regulators which can result in refunds to borrowers of certain fees earned by us, or we can be required to pay substantial penalties imposed by state regulators due to compliance errors. Future state legislation and changes in regulation may significantly increase the compliance costs on our operations or reduce the amount of ancillary fees, including late fees that we may charge to borrowers. This could make our business cost-prohibitive in the affected state or states and could materially affect our business.
Federal and state legislative and agency initiatives in mortgage-backed securities and securitization may adversely affect our business.
There are federal and state legislative and agency initiatives that could, once fully implemented, adversely affect our business. For instance, the risk retention requirement under the Dodd-Frank Act requires securitizers to retain a minimum beneficial interest in mortgage-backed securities that they sell through a securitization, absent certain qualified residential mortgage exemptions. Once implemented, the risk retention requirement may result in higher costs of certain origination operations and impose on us additional compliance requirements to meet servicing and origination criteria for qualified residential mortgages. Additionally, the amendments to Regulation AB relating to the registration statement required to be filed by an issuer of asset-backed securities, recently adopted by the SEC pursuant to the Dodd-Frank Act, would increase compliance costs for ABS issuers, which could in turn increase our cost of funding and operations. Lastly, certain proposed federal legislation would permit borrowers in bankruptcy to restructure mortgage loans secured by primary residences. Bankruptcy courts could, if this legislation is enacted, reduce the principal balance of a mortgage loan that is secured by a lien on mortgaged property, reduce the mortgage interest rate, extend the term to maturity or otherwise modify the terms of a bankrupt borrower’s mortgage loan. Any of the foregoing could materially affect our financial condition and results of operations.
Our business would be adversely affected if we lost our licenses.
Our operations are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. In most states in which we operate, a regulatory agency regulates and enforces laws relating to mortgage servicing companies and mortgage origination companies such as us. These rules and regulations generally provide for licensing as a mortgage servicing company, mortgage origination company or third party debt default specialist, as applicable, requirements as to the form and content of contracts and other documentation, licensing of our employees and employee hiring background checks, licensing of independent contractors with whom we contract, restrictions on collection practices, disclosure and record-keeping requirements and enforcement of borrowers’ rights. In certain states, we are subject to periodic examination by state regulatory authorities. Some states in which we operate require special licensing or provide extensive regulation of our business.
We believe that we maintain all material licenses and permits required for our current operations and are in substantial compliance with all applicable federal, state and local regulations. We may not be able to maintain all requisite licenses and permits, and the failure to satisfy those and other regulatory requirements could result in a default under our servicing agreements and have a material adverse effect on our operations. Those states that currently do not provide extensive regulation of our business may later choose to do so, and if such states so act, we may not be able to obtain or maintain all requisite licenses and permits. The failure to satisfy those and other regulatory requirements could result in a default under our servicing agreements and have a material adverse effect on our operations. Furthermore, the adoption of additional, or the revision of existing, rules and regulations could adversely affect our business, financial condition or results of operations.
We may be required to indemnify or repurchase loans we originated, or will originate, if our loans fail to meet certain criteria or characteristics or under other circumstances.
The indentures governing our securitized pools of loans and our contracts with purchasers of our whole loans contain provisions that require us to indemnify or repurchase the related loans under certain circumstances. While our contracts vary, they contain provisions that require us to repurchase loans if:
•	our representations and warranties concerning loan quality and loan circumstances are inaccurate, including representations concerning the licensing of a mortgage broker;

•	we fail to secure adequate mortgage insurance within a certain period after closing;

•	a mortgage insurance provider denies coverage; and

•	we fail to comply, at the individual loan level or otherwise, with regulatory requirements in the current dynamic regulatory environment.
We believe that, as a result of the current market environment, many purchasers of residential mortgage loans are particularly aware of the conditions under which originators must indemnify or repurchase loans and would benefit from enforcing any repurchase remedies that they may have. We believe that our exposure to repurchases under our representations and warranties includes the current unpaid balance of all loans that we have sold. In the nine month period ended September 30, 2011 and three years ended December 31, 2008, 2009, and 2010, we have sold loans totaling an amount of $6.4 billion. To recognize the potential loan repurchase or indemnification losses, we have recorded a reserve amounting to $7.4 million as of September 30, 2011. Such reserve, however, may not be adequate to cover actual losses. See “MD&A—Analysis of Items on Consolidated Balance Sheet - Liabilities and Members’ Equity” If we are required to indemnify or repurchase loans that we originate and sell or securitize that result in losses that exceed our reserve, this could adversely affect our business, financial condition or results of operations.
We will incur increased litigation costs and related losses if a borrower challenges the validity of a foreclosure action or if a court overturns a foreclosure.
We may incur costs if we are required to, or if we elect to, execute or re-file documents or take other action in our capacity as a servicer in connection with pending or completed foreclosures. We may incur litigation costs if the validity of a foreclosure action is challenged by a borrower. If a court were to overturn a foreclosure because of errors or deficiencies in the foreclosure process, we may have liability to a title insurer or the purchaser of the property sold in foreclosure. These costs and liabilities may not be legally or otherwise reimbursable to us, particularly to the extent they relate to securitized mortgage loans. In addition, if certain documents required for a foreclosure action are missing or defective, we could be obligated to cure the defect or repurchase the loan. A significant increase in litigation costs could adversely affect our liquidity, and our inability to be reimbursed for an advance could adversely affect our business, financial condition or results of operations.
We are required to follow the guidelines of the GSEs with which we do business, and we are not able to negotiate our fees with these entities for the purchase of our loans. Our competitors may be able to sell their loans to these entities on more favorable terms.
Even though we currently originate conventional agency and government conforming loans, because we previously originated non-prime mortgage loans, we believe that we are required to pay a higher fee to access the secondary market for selling our loans to government-sponsored enterprises. We believe that because many of our competitors have always originated conventional loans, they are able to sell newly originated loans on more favorable terms than us. As a result, these competitors are able to earn higher margins than we earn on originated loans, which could materially impact our business.
In our transactions with the GSEs, we are required to follow specific guidelines that impact the way we service and originate mortgage loans including:

•	our staffing levels and other servicing practices;

•	the servicing and ancillary fees that we may charge;

•	our modification standards and procedures; and

•	the amount of advances reimbursable.
In particular, the FHFA has directed GSEs to align their guidelines for servicing delinquent mortgages they own or guarantee, which can result in monetary incentives for servicers that perform well and penalties for those that do not. In addition, FHFA has directed Fannie Mae to assess compensatory fees against servicers in connection with delinquent loans, foreclosure delays, and other breaches of servicing obligations.
We cannot negotiate these terms with the GSEs and they are subject to change at any time. A significant change in these guidelines that has the effect of decreasing our fees or requires us to expend additional resources in providing mortgage services could decrease our revenues or increase our costs, which could adversely affect our business, financial condition or results of operations.
We are required to make servicing advances that can be subject to delays in recovery or may not be recoverable in certain circumstances.
During any period in which a borrower is not making payments, we are required under most of our servicing agreements to advance our own funds to meet contractual principal and interest remittance requirements for investors, pay property taxes and insurance premiums, legal expenses and other protective advances. We also advance funds to maintain, repair and market real estate properties on behalf of investors. As home values change, we may have to reconsider certain of the assumptions underlying our decisions to make advances and, in certain situations, our contractual obligations may require us to make certain advances for which we may not be reimbursed. In addition, in the event a mortgage loan serviced by us defaults or becomes delinquent, the repayment to us of the advance may be delayed until the mortgage loan is repaid or refinanced or a liquidation occurs. A delay in our ability to collect an advance may adversely affect our liquidity, and our inability to be reimbursed for an advance could adversely affect our business, financial condition or results of operations.
Changes to government mortgage modification programs may adversely affect future incremental revenues.
Under HAMP and similar government programs, a participating servicer may be entitled to receive financial incentives in connection with any modification plans it enters into with eligible borrowers and subsequent “pay for success” fees to the extent that a borrower remains current in any agreed upon loan modification. While we participate in and dedicate numerous resources to HAMP, we may not continue to participate in or realize future revenues from HAMP or any other government mortgage modification program. Changes in legislation regarding HAMP that result in the modification of outstanding mortgage loans, and changes in the requirements necessary to qualify for refinancing mortgage loans may impact the extent to which we participate in and receive financial benefits from such programs, or may increase the expense of participating in such programs. Changes in governmental loan modification programs could also result in an increase to our costs.
Under the MHA, a participating servicer may receive a financial incentive to modify qualifying loans, in accordance with the plan’s guidelines and requirements. The MHA also allows us to refinance loans with a high loan-to-value ratio of up to 125%. This allows us to refinance loans to existing borrowers who have little or negative equity in their homes. Changes in legislation or regulations regarding the MHA could reduce our volume of refinancing originations to borrowers with little or negative equity in their homes. Changes to HAMP, the MHA and other similar programs could adversely affect our business, financial condition or results of operations.
We are highly dependent upon programs administered by GSEs such as Fannie Mae and Freddie Mac to generate revenues through mortgage loan sales to institutional investors. Any changes in existing U.S. government-sponsored mortgage programs could materially and adversely affect our business, financial position, results of operations or cash flows.
In February 2011, the Obama Administration delivered a report to Congress regarding proposing to reform the housing finance markets in the United States. The report, among other things, outlined various potential proposals to wind down the GSEs and reduce or eliminate over time the role of the GSEs in guaranteeing mortgages and providing funding for mortgage loans, as well as proposals to implement reforms relating to borrowers, lenders, and investors in the mortgage market, including reducing the maximum size of a loan that the GSEs can guarantee, phasing in a minimum down payment requirement for borrowers, improving underwriting standards, and increasing accountability and transparency in the securitization process.
Our ability to generate revenues through mortgage loan sales to institutional investors depends to a significant degree on programs administered by the GSEs, such as Fannie Mae and Freddie Mac, a government agency, Ginnie Mae, and others that facilitate the issuance of mortgage-backed securities in the secondary market. These GSEs play a critical role in the residential mortgage industry, and we have significant business relationships with many of them. Almost all of the conforming loans that we originate qualify under existing standards for inclusion in guaranteed mortgage securities backed by GSEs. We also derive other material financial benefits from these relationships, including the assumption of credit risk by these GSEs on loans included in such mortgage securities in exchange for our payment of guarantee fees and the ability to avoid certain loan inventory finance costs through streamlined loan funding and sale procedures.
Any discontinuation of, or significant reduction in, the operation of these government- sponsored enterprises or any significant adverse change in the level of activity in the secondary mortgage market or the underwriting criteria of these GSEs could adversely affect our business, financial condition or results of operations.
The conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. federal government, may adversely affect our business and prospects.
Due to increased market concerns about the ability of Fannie Mae and Freddie Mac to withstand future credit losses associated with securities held in their investment portfolios, and on which they provide guarantees, without the direct support of the U.S. federal government, on July 30, 2008, the government passed the Housing and Economic Recovery Act of 2008. On September 7, 2008, the FHFA, placed Fannie Mae and Freddie Mac into conservatorship and, together with the U.S. Treasury, established a program designed to boost investor confidence in their respective debt and mortgage-backed securities. As the conservator of Fannie Mae and Freddie Mac, the FHFA controls and directs the operations of Fannie Mae and Freddie Mac and may (i) take over the assets of and operate Fannie Mae and Freddie Mac with all the powers of the shareholders, the directors and the officers of Fannie Mae and Freddie Mac and conduct all business of Fannie Mae and Freddie Mac; (ii) collect all obligations and money due to Fannie Mae and Freddie Mac; (iii) perform all functions of Fannie Mae and Freddie Mac which are consistent with the conservator’s appointment; (iv) preserve and conserve the assets and property of Fannie Mae and Freddie Mac; and (v) contract for assistance in fulfilling any function, activity, action or duty of the conservator.
In addition to the FHFA becoming the conservator of Fannie Mae and Freddie Mac, the U.S. Treasury and the FHFA have entered into preferred stock purchase agreements between the U.S. Treasury and Fannie Mae and Freddie Mac pursuant to which the U.S. Treasury will ensure that each of Fannie Mae and Freddie Mac maintains a positive net worth.
Although the U.S. Treasury has committed capital to Fannie Mae and Freddie Mac, these actions may not be adequate for their needs. If these actions are inadequate, Fannie Mae and Freddie Mac could continue to suffer losses and could fail to honor their guarantees and other obligations. The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantees could be considerably limited relative to historical measurements. Any changes to the nature of the guarantees provided by Fannie Mae and Freddie Mac could redefine what constitute agency and government conforming mortgage-backed securities and could have broad adverse market implications. Such market implications could adversely affect our business, financial condition or results of operations.
The geographic concentration of our servicing portfolio may result in a higher rate of delinquencies and may affect our financial condition.
As of September 30, 2011, approximately 18%, 12% and 5% of the aggregate outstanding loan balance in our servicing portfolio is secured by properties located in California, Florida and Texas, respectively. Some of these states have experienced severe declines in property values and are experiencing a disproportionately high rate of delinquencies and foreclosures relative to other states. To the extent that these states continue to experience weaker economic conditions or greater rates of decline in real estate values than the United States generally, a concentration of the loans we service in those regions may be expected to increase the effect of the risks listed in this “Risk Factors” section. The impact of property value declines may increase in magnitude and it may continue for a long period of time. Additionally, if states in which we have greater concentrations of business were to change their licensing or other regulatory requirements to make our business cost prohibitive, this could require us to stop doing business in those states or increase the cost of doing business in those states and could adversely affect our business, financial condition or results of operations.

We use financial models and estimates in determining the fair value of certain assets, such as mortgage servicing rights and investments in debt securities. If our estimates or assumptions prove to be incorrect, we may be required to record impairment charges, which could adversely affect our earnings.
We use internal financial models that utilize, wherever possible, market participant data to value certain of our assets, including our mortgage servicing rights, newly originated loans held for sale and investments in debt securities for purposes of financial reporting. These models are complex and use asset-specific collateral data and market inputs for interest and discount rates. In addition, the modeling requirements of mortgage servicing rights are complex because of the high number of variables that drive cash flows associated with mortgage servicing rights. Even if the general accuracy of our valuation models is validated, valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of the models. If loan loss levels are higher than anticipated, due to an increase in delinquencies or prepayment speeds, or financial market illiquidity continues beyond our estimate, the value of certain of our assets may decrease. We may be required to record impairment charges, which could impact our ability to satisfy minimum net worth covenants of $175.0 million and borrowing conditions in our debt agreements and adversely affect our business, financial condition or results of operations. Errors in our financial models or changes in assumptions could adversely affect our business, financial condition or results of operations.
Our earnings may decrease because of changes in prevailing interest rates.
Our profitability is directly affected by changes in prevailing interest rates. The following are the material risks we face related to changes in prevailing interest rates:
•	an increase in prevailing interest rates could generate an increase in delinquency, default and foreclosure rates resulting in an increase in both operating expenses and interest expense and could cause a reduction in the value of our assets;

•	a substantial and sustained increase in prevailing interest rates could adversely affect our loan origination volume because refinancing an existing loan would be less attractive for homeowners and qualifying for a loan may be more difficult for consumers;

•	an increase in prevailing interest rates would increase the cost of servicing our outstanding debt, including our ability to finance servicing advances and loan originations;

•	a decrease in prevailing interest rates may require us to record a decrease in the value of our mortgage servicing rights; and

•	a change in prevailing interest rates could impact our earnings from our custodial deposit accounts.
Our hedging strategies may not be successful in mitigating our risks associated with interest rates.

From time to time, we have used various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. The derivative financial instruments that we select may not have the effect of reducing our interest rate risks. In addition, the nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies, improperly executed and documented transactions or inaccurate assumptions could actually increase our risks and losses. In addition, hedging strategies involve transaction and other costs. Our hedging strategies and the derivatives that we use may not be able to adequately offset the risks of interest rate volatility and our hedging transactions may result in or magnify losses. Furthermore, interest rate derivatives may not be available at all, or at favorable terms, particularly during economic downturns. Any of the foregoing risks could adversely affect our business, financial condition or results of operations.
A downgrade in our servicer ratings could have an adverse effect on our business, financial condition or results of operations.
Standard & Poor’s and Fitch rate us as a residential loan servicer. Our current favorable ratings from the rating agencies are important to the conduct of our loan servicing business. These ratings may be downgraded in the future. Any such downgrade could adversely affect our business, financial condition or results of operations.
We depend on the accuracy and completeness of information about borrowers and counterparties.
In deciding whether to extend credit or to enter into other transactions with borrowers and counterparties, we may rely on information furnished to us by or on behalf of borrowers and counterparties, including financial statements and other financial information. We also may rely on representations of borrowers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. We additionally rely on representations from public officials concerning the licensing and good standing of the third party mortgage brokers through whom we do business. While we have a practice of independently verifying the borrower information that we use in deciding whether to extend credit or to agree to a loan modification, including employment, assets, income and credit score, if any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected. Whether a misrepresentation is made by the loan applicant, the mortgage broker, another third party or one of our employees, we generally bear the risk of loss associated with the misrepresentation. We have controls and processes designed to help us identify misrepresented information in our loan origination operations. We, however, may not have detected or may not detect all misrepresented information in our loan originations and/or our business clients. Any such misrepresented information could adversely affect our business, financial condition or results of operations.
Technology failures could damage our business operations and increase our costs.

The financial services industry as a whole is characterized by rapidly changing technologies, and system disruptions and failures caused by fire, power loss, telecommunications failures, unauthorized intrusion, computer viruses and disabling devices, natural disasters and other similar events, may interrupt or delay our ability to provide services to our borrowers. Security breaches, acts of vandalism and developments in computer capabilities could result in a compromise or breach of the technology that we use to protect our borrowers’ personal information and transaction data. Systems failures could cause us to incur significant costs and this could adversely affect our business, financial condition or results of operations.
The success and growth of our business will depend upon our ability to adapt to and implement technological changes.
Our mortgage loan origination business is currently dependent upon our ability to effectively interface with our brokers, borrowers and other third parties and to efficiently process loan applications and closings. The origination process is becoming more dependent upon technological advancement, such as our continued ability to process applications over the Internet, accept electronic signatures, provide process status updates instantly and other borrower-expected conveniences. Maintaining and improving this new technology and becoming proficient with it may also require significant capital expenditures. As these requirements increase in the future, we will have to fully develop these technological capabilities to remain competitive and any failure to do so could adversely affect our business, financial condition or results of operations.
Any failure of our internal security measures or breach of our privacy protections could cause harm to our reputation and subject us to liability.
In the ordinary course of our business, we receive and store certain confidential information concerning borrowers. Additionally, we enter into third party relationships to assist with various aspects of our business, some of which require the exchange of confidential borrower information. If a third party were to compromise or breach our security measures or those of the vendors, through electronic, physical or other means, and misappropriate such information, it could cause interruptions in our operations, expose us to significant liabilities, reporting obligations, remediation costs and damage to our reputation. Any of the foregoing risks could adversely affect our business, financial condition or results of operations.
Our vendor relationships subject us to a variety of risks.
We have significant vendors that, among other things, provide us with financial, technology and other services to support our servicing and originations businesses. With respect to vendors engaged to perform activities required by servicing criteria, we have elected to take responsibility for assessing compliance with the applicable servicing criteria for the applicable vendor and are required to have procedures in place to provide reasonable assurance that the vendor’s activities comply in all material respects with servicing criteria applicable to the vendor. In the event that a vendor’s activities do not comply with the servicing criteria, it could negatively impact our servicing agreements. In addition, if our current vendors were to stop providing services to us on acceptable terms, including as a result of one or more vendor bankruptcies due to poor economic conditions, we may be unable to procure alternatives from other vendors in a timely and efficient manner and on acceptable terms, or at all. Further, we may incur significant costs to resolve any such disruptions in service and this could adversely affect our business, financial condition or results of operations.
The loss of the services of our senior managers could have an adverse effect on our business.
The experience of our senior managers is a valuable asset to us. Our management team has significant experience in the residential mortgage origination and servicing industry. We do not maintain key life insurance policies relating to our senior managers. The loss of the services of our senior managers could adversely affect our business, financial condition or results of operations.
Our business could suffer if we fail to attract and retain a highly skilled workforce.
Our future success will depend on our ability to identify, hire, develop, motivate and retain highly qualified personnel for all areas of our organization, in particular skilled managers, loan servicers, debt default specialists, loan officers and underwriters. Trained and experienced personnel are in high demand, and may be in short supply in some areas. Many of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment. In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them. We may not be able to attract, develop and maintain an adequate skilled workforce necessary to operate our businesses, and labor expenses may increase as a result of a shortage in the supply of qualified personnel. If we are unable to attract and retain such personnel, we may not be able to take advantage of acquisitions and other growth opportunities that may be presented to us and this could materially affect our business, financial condition or results of operations.
Negative public opinion could damage our reputation and adversely affect our earnings.
Reputation risk, or the risk to our business, earnings and capital from negative public opinion, is inherent in our business. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending and debt collection practices, corporate governance, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can also result from media coverage, whether accurate or not. Negative public opinion can adversely affect our ability to attract and retain customers, trading counterparties and employees and can expose us to litigation and regulatory action. Although we take steps to minimize reputation risk in dealing with our customers and communities, this risk will always be present in our organization.
Fortress indirectly controls our sole equityholder and there may be situations in which the interests of Fortress and the holders of our other securities will not be aligned.
FIF HE Holdings LLC, a holding company, is our sole member, owning 100% of our outstanding membership interests. FIF HE Holdings LLC, in turn, is owned by certain private equity funds managed by an affiliate of Fortress and our past and present management. As a result, Fortress is able to control our business direction and policies, including mergers, acquisitions and consolidations with third parties and the sale of all or substantially all of our assets. Consequently, circumstances may arise in which the interests of Fortress could be in conflict with your interests as a holder of the notes, and Fortress may pursue transactions that, in their judgment, could enhance their equity investment, even though the transaction might involve risks to holders of our other securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. (Removed and Reserved)
Item 5. Other Information
     None.
Item 6. Exhibits

2.1	Mortgage Servicing Rights Purchase and Sale Agreement, dated and effective as of September 30, 2011, by and between the Company and Bank of America, National Association.*#

31.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Filed herewith.

**	Furnished herewith, not filed.

#	The schedules (or similar attachments) referenced in this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule (or similar attachment) will be furnished supplementally to the Securities and Exchange Commission upon request.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
NATIONSTAR MORTGAGE LLC.

/s/ Jay Bray
Jay Bray Chief Executive Officer, President and Chief Financial Officer Date: November 14, 2011

EXHIBIT INDEX

Exhibit No.	Description
2.1	Mortgage Servicing Rights Purchase and Sale Agreement, dated and effective as of September 30, 2011, by and between the Company and Bank of America, National Association.*#

31.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Filed herewith.

**	Furnished herewith, not filed.

#	The schedules (or similar attachments) referenced in this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule (or similar attachment) will be furnished supplementally to the Securities and Exchange Commission upon request.