Form 10-K
period 2011-12-31
Nationstar Mortgage LLC
filed 2012-03-15
CIK 1507951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 333-171370

Nationstar Mortgage LLC

(Exact name of registrant as specified in its charter)

Delaware	75-2921540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 Highland Drive Lewisville, TX	75067
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(469) 549-2000

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12(b)-2 of the Exchange Act (check one)

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒ (Do not check if a smaller reporting company.)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

NATIONSTAR MORTGAGE LLC

ANNUAL REPORT ON FORM 10-K

CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the U.S. federal securities laws. Forward-looking statements include, without limitation, statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements, which are not statements of historical facts. When used in this discussion, the words “anticipate,” “appears,” “foresee,” “intend,” “should,” “expect,” “estimate,” “project,” “plan,” “may,” “could,” “will,” “are likely” and similar expressions are intended to identify forward-looking statements. These statements involve predictions of our future financial condition, performance, plans and strategies, and are thus dependent on a number of factors including, without limitation, assumptions and data that may be imprecise or incorrect. Specific factors that may impact performance or other predictions of future actions have, in many but not all cases, been identified in connection with specific forward-looking statements.

All of the factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond our control. New factors emerge from time to time, and it is not possible for our management to predict all such factors or to assess the effect of each such new factor on our business. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore any of these statements included herein may prove to be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Please refer to Item 1A. Risk Factors to Part II of this report for further information on these and other factors affecting us.

PART I.

Item 1.  Business

General

Nationstar Mortgage LLC is a Delaware limited liability company. We were formed in 1994 in Denver, Colorado as Nova Credit Corporation, a Nevada corporation. In 1997, we moved our executive offices and primary operations to Dallas, Texas and changed our name to Centex Credit Corporation. In 2001, Centex Credit Corporation was merged into Centex Home Equity Company, LLC, (CHEC) a Delaware limited liability company. In 2006, FIF HE Holdings LLC (FIF), acquired all of our outstanding membership interests, and we changed our name to Nationstar Mortgage LLC. FIF HE Holdings LLC is a subsidiary of Fortress Private Equity Funds III and IV (Fortress).

In March 2012, our parent, Nationstar Mortgage Holdings Inc. (“Parent”) completed an initial public offering and related reorganization transactions pursuant to which all of the equity interests in Nationstar Mortgage LLC were transferred from FIF to two direct, wholly-owned subsidiaries of our Parent. Trading in our common stock on the New York Stock Exchange commenced on March 8, 2012 under the symbol “NSM.” On March 13, 2012, our Parent closed the initial public offering. Including 2,500,000 shares issued following the exercise of the underwriters’ overallotment option, the aggregate shares issued in connection with the initial public offering amounted to 19,166,667 shares. Following the initial public offering, related reorganization transactions, and the exercise of the underwriters’ over-allotment option, FIF owns approximately 78.5% of our common stock.

On March 6, 2012, Nationstar entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Aurora Bank FSB, a federal savings bank organized under the laws of the United States, and Aurora Loan Services LLC, a Delaware limited liability company (collectively with Aurora Bank FSB, the “Sellers”). Each of the Sellers is a subsidiary of Lehman Brothers Bancorp Inc. Under the Asset Purchase Agreement, Nationstar agreed to purchase the MSRs to approximately 300,000 residential mortgage loans with a total UPB of approximately $63 billion, $1.75 billion of servicing advance receivables, and certain other assets. The composition of the total portfolio is expected to be approximately 75% non-conforming loans in private label securitizations and approximately 25% conforming loans in GSE pools. Nationstar has also agreed to assume certain liabilities. The transaction is expected to close in the second quarter of 2012, subject to customary closing conditions, including certain regulatory approvals and third party consents, and customary termination rights.

Overview

We are a leading residential mortgage loan servicer and one of the top five non-bank servicers in the United States as measured by aggregate unpaid principal balance of loans serviced. Our servicing portfolio consists of over 645,000 loans with an aggregate unpaid principal balance of $106.6 billion as of December 31, 2011. Our total servicing portfolio as of December 31, 2011 includes approximately $7.8 billion of servicing rights on reverse residential mortgage loans for which we entered into an agreement to acquire in December 2011 and closed the transaction in January 2012. We service mortgage loans in all 50 states, and we are licensed as a residential mortgage loan servicer/originator and debt collector in all states that require such licensing. In addition to our core servicing business, we currently originate primarily conventional agency (Fannie Mae and Freddie Mac, collectively the “government-sponsored enterprises” or the “GSEs”) and government (Federal Housing Administration and Department of Veterans Affairs) residential mortgage loans, and we are licensed to originate residential mortgage loans in 49 states and the District of Columbia.

Our headquarters and operations are based in Lewisville, Texas. As of December 31, 2011, we had a total of 2,599 employees. Our business primarily consists of our core Servicing platform and adjacent businesses, and is complemented by our Originations segment.

For financial information concerning our reportable segments see Note 24 to the Consolidated Financial Statements.

Loan Servicing

Servicing: We are currently ranked in the top five among non-bank servicers (based on total aggregate unpaid principal balance), and we have established significant relationships with leading mortgage investors. These investors include the GSEs, regulatory agencies, major banks, private investment funds and other financial institutions and investors that expect to benefit from lower delinquencies and losses on portfolios that we service on their behalf. We believe that our demonstrated performance in servicing loans facilitated our acquisitions and transfers of approximately $104 billion in mortgage servicing rights since November 2008. These portfolios were previously serviced by other servicers. These acquisitions helped us grow our servicing portfolio from $12.7 billion as of December 31, 2007, to $106.6 billion as of December 31, 2011 (including $7.8 billion of servicing under contract), representing a compound annual growth rate of 70.2%. We have diversified our portfolio as a result of these acquisitions and transfers. Additionally, our growth is the result of multiple transfers from our client base, which evidences our ability to exceed client performance expectations. We expect to continue to grow our Servicing portfolio and are currently pursuing opportunities to acquire mortgage servicing rights or enter into subservicing agreements.

Loan servicing primarily involves the calculation, collection and remittance of principal and interest payments, the administration of mortgage escrow accounts, the collection of insurance claims, the administration of foreclosure procedures, the management of real estate owned (REO), and the disbursement of required protective advances. Loan servicers service on behalf of the owners of the loans and are therefore exposed to minimal credit risk. We utilize a flexible, customer-centric mortgage servicing model that focuses on asset performance through increased personal contact with borrowers and loss mitigation tools designed to decrease borrower delinquencies and defaults and to increase borrower repayment performance with a goal of home ownership preservation. Our operating culture emphasizes individual default specialist accountability (what we refer to as credit loss ownership) for improved asset performance and cash flow and reduced credit losses. Our servicing model and operating culture have proven even more valuable in the current challenging residential mortgage market, and we have established an excellent track record servicing credit-sensitive loans.

Our Servicing segment produces recurring, fee-based revenues based upon contractually established servicing fees. Servicing fees consist of an amount based on either the unpaid principal balance of the loans serviced or a per-loan fee amount and also include ancillary fees such as late fees. In addition, we earn interest income on amounts deposited in collection accounts and amounts held in escrow to pay property taxes and insurance, which we refer to as float income. We also generate incentive fees from owners of the loans that we service for meeting certain delinquency and loss goals and for arranging successful loss mitigation programs. Moreover, we earn incentive fees from the U.S. Treasury for loans that we successfully modify within the parameters of the HAMP and other assistance programs it sponsors.

We service loans as the owner of mortgage servicing rights (“MSRs”), which we refer to as “primary servicing,” and we also service loans on behalf of other MSR or mortgage owners, which we refer to as “subservicing.” As of December 31, 2011, our primary servicing and subservicing portfolios represented 46.4% and 53.6%, respectively, of our total servicing portfolio (excluding $7.8 billion of servicing under contract).

Primary servicers act as servicers on behalf of mortgage owners and directly own the MSRs, which represent the contractual right to a stream of cash flows (expressed as a percentage of UPB) in exchange for performing specified mortgage servicing functions and temporarily advancing funds to cover payments on delinquent and defaulted mortgages.

We have grown our primary servicing portfolio to $45.8 billion in UPB as of December 31, 2011 (excluding $7.8 billion of servicing under contract) from $12.7 billion in UPB as of December 31, 2007, representing a compound annual growth rate of 37.8%. We plan to continue growing our primary servicing portfolio principally by acquiring MSRs from banks and other financial institutions under pressure to exit or reduce their exposure to the mortgage servicing business. As the servicing industry paradigm continues to shift from bank to non-bank servicers at an increasing pace, we believe there will be a significant opportunity to increase our market share of the servicing business.

We acquire MSRs on a standalone basis and have also developed an innovative model for investing on a capital light basis by co-investing with financial partners in “excess MSRs.” Excess MSRs are the servicing fee cash flows (“excess fees”) on a portfolio of mortgage loans after payment of a basic servicing fee. In these transactions, we provide all servicing functions in exchange for the basic servicing fee, then share the excess fee with our co-investment partner on a pro rata basis. Through December 31, 2011, we added $10 billion of loan servicing through excess MSRs and expect to continue to deploy this co-investment strategy in the future.

Subservicers act on behalf of MSR or mortgage owners that choose to outsource the loan servicing function. In our subservicing portfolio, we earn a contractual fee per loan we service. The loans we subservice often include pools of underperforming mortgage loans requiring high touch servicing capabilities. Many of our recent subservicing transfers have been facilitated by GSEs and other large mortgage owners that are seeking to improve loan performance through servicer upgrades. Subservicing represents another capital light means of growing our servicing business, as subservicing contracts are typically awarded on a no-cost basis and do not require substantial capital.

We have grown our subservicing portfolio to $53.0 billion in UPB as of December 31, 2011 by completing 290 transfers with 26 counterparties since we entered the subservicing business in August 2008. We expect to enter into additional subservicing arrangements as mortgage owners seek to transfer credit stressed loans to high touch subservicers with proven track records and the infrastructure and expertise to improve loan performance.

We operate or have investments in several adjacent businesses which provide mortgage-related services that are complementary to our servicing and originations businesses. These businesses offer an array of ancillary services, including providing services for delinquent loans, managing loans in the foreclosure/real estate owned (REO) process and providing title insurance agency, loan settlement and valuation services on newly originated and re-originated loans. We offer these adjacent services in connection with loans we currently service, as well as on a third party basis in exchange for base and/or incentive fees. In addition to enhancing our core businesses, these adjacent services present an opportunity to increase future earnings with minimal capital investment, including by expanding the services we provide to large banks and other financial institutions seeking to outsource these functions to a third party.

Loan Originations

In addition to our core servicing business, we are one of only a few non-bank servicers with a fully integrated loan originations platform and suite of adjacent businesses designed to meet the changing needs of the mortgage industry. Our originations platform complements and enhances our servicing business by allowing us to replenish our servicing portfolio as loans pay off over time, while our adjacent businesses broaden our product offerings by providing mortgage-related services spanning the life cycle of a mortgage loan. We believe our integrated approach, together with the strength and diversity of our servicing operations and our strategies for growing substantial portions of our business with minimal capital outlays (which we refer to as our “capital light” approach), position us to take advantage of the major structural changes currently occurring across the mortgage industry. Our originations business provides (i) a servicing portfolio retention source by providing refinancing services to our existing servicing customers; (ii) an organic source of servicing assets at attractive pricing; and (iii) a loss mitigation solution for our Servicing clients and customers by offering refinancing options to borrowers allowing them to lower monthly payments and therefore lowering the risk of their defaulting.

We primarily originate conventional agency and government mortgage loans, and we are licensed to originate residential mortgage loans in 49 states and the District of Columbia. In the years ending December 31, 2011 and 2010, we originated conventional loans in aggregate principal balance of $3.4 billion and $2.8 billion, respectively, consisting primarily of residential mortgage loans.

Our originations strategy is predicated on creating loans that are readily sold into a liquid market either through securitizations backed by the GSEs on a servicing retained basis, or through servicing released whole loans sales to major conduit investors. Loans are typically securitized or sold within 30 days of originations and not intended to be held on our balance sheet on a long-term basis. The interest rate risk inherent in the originations process is mitigated through a disciplined hedging program intended to minimize exposure to changes in underlying interest rates.

Legacy Assets and Other

We also have a legacy asset portfolio, which consists primarily of non-prime and nonconforming residential mortgage loans, most of which we originated from April to July 2007. In November 2009, we term- financed our legacy assets with nonrecourse debt that requires no additional capital or equity contributions. In conjunction with the transaction, we reclassified our legacy assets to “held for investment” on our consolidated balance sheet, which allowed us to eliminate further mark-to-market accounting exposure on these assets. We continue to service these loans using our high-touch servicing model. Additionally, we consolidated certain securitization trusts where it was determined that we had both the power to direct the activities that most significantly impact the Variable Interest Entity (VIE)’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE pursuant to new consolidation accounting guidance related to VIEs adopted on January 1, 2010.

In December 2011, Nationstar sold its remaining variable interest in a securitization trust that had been a consolidated VIE since January 1, 2010 and deconsolidated the variable interest. Upon deconsolidation of this VIE, Nationstar derecognized the securitized mortgage loans held for investment, subject to ABS nonrecourse debt, the related ABS nonrecourse debt, as well as certain other assets and liabilities of the securitization trust, and recognized any mortgage servicing rights on the consolidated balance sheet.

The analysis of our financial condition and results of operations as discussed herein is primarily focused on the combined results of our two Operating Segments: the Servicing Segment and the Originations Segment.

Competition

In our Servicing Segment, we compete with large financial institutions and with other independent servicers. Our ability to differentiate ourselves from other loan servicers through our high touch servicing model and culture of credit loss ownership largely determines our competitive position within the mortgage loan servicing industry.

In our Originations Segment, we compete with large financial institutions and local and regional mortgage bankers and lenders. Our ability to differentiate the value of our financial products primarily through our mortgage loan offerings, rates, fees and customer service determines our competitive position within the mortgage loan originations industry.

Additional Information

Our executive offices are located at 350 Highland Drive, Lewisville, Texas 75067, and our telephone number is (469) 549-2000.

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available without charge on the SEC website at www.sec.gov.

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

Our foreclosure proceedings in certain states have been delayed due to inquiries by certain state Attorneys General, court administrators and state and federal government agencies, the outcome of which could have a negative effect on our operations, earnings or liquidity.

Allegations of irregularities in foreclosure processes, including so-called “robo-signing” by mortgage loan servicers, have gained the attention of the Department of Justice, regulatory agencies, state Attorneys General and the media, among other parties. On December 1, 2011, the Massachusetts Attorney General filed a lawsuit against five large mortgage providers alleging unfair and deceptive business practices, including the use of so-called “robo-signers.” In response, one of the mortgage providers has halted most lending in Massachusetts. Certain state Attorneys General, court administrators and government agencies, as well as representatives of the federal government, have issued letters of inquiry to mortgage servicers, including us, requesting written responses to questions regarding policies and procedures, especially with respect to notarization and affidavit procedures. These requests or any subsequent administrative, judicial or legislative actions taken by these regulators, court administrators or other government entities may subject us to fines and other sanctions, including a foreclosure moratorium or suspension. Additionally, because we do business in all fifty states, our operations may be affected by regulatory actions or court decisions that are taken at the individual state level.

In addition to these inquiries, several state Attorneys General have requested that certain mortgage servicers, including us, suspend foreclosure proceedings pending internal review to ensure compliance with applicable law, and we have received requests from four such state Attorneys General. Pursuant to these requests and in light of industry-wide press coverage regarding mortgage foreclosure documentation practices, we, as a precaution, had already delayed foreclosure proceedings in 23 states, so that we may evaluate our foreclosure practices and underlying documentation. Upon completion of our internal review and after responding to such inquiries, we resumed these previously delayed proceedings. Such inquiries, however, as well as continued court backlog and emerging court processes may cause an extended delay in the foreclosure process in certain states.

Even in states where we have not suspended foreclosure proceedings or where we have lifted or will soon lift any such delayed foreclosures, we have faced, and may continue to face, increased delays and costs in the foreclosure process. For example, we have incurred, and may continue to incur, additional costs related to the re-execution and re-filing of certain documents. We may also be required to take other action in our capacity as a mortgage servicer in connection with pending foreclosures. In addition, the current legislative and regulatory climate could lead borrowers to contest foreclosures that they would not otherwise have contested under ordinary circumstances, and we may incur increased litigation costs if the validity of a foreclosure action is challenged by a borrower. Delays in foreclosure proceedings could also require us to make additional servicing advances by drawing on our servicing advance facilities, or delay the recovery of advances, all or any of which could materially affect our earnings and liquidity and increase our need for capital.

The Dodd-Frank Act could increase our regulatory compliance burden and associated costs, limit our future capital raising strategies, and place restrictions on certain originations and servicing operations all of which could adversely affect our business, financial condition and results of operations.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act) into law. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry in the United States. The Dodd-Frank Act includes, among other things: (i) the creation of a Financial Stability Oversight Council to identify emerging systemic risks posed by financial firms, activities and practices, and to improve cooperation among federal agencies; (ii) the creation of a Bureau of Consumer Financial Protection (CFPB) authorized to promulgate and enforce consumer protection regulations relating to financial products; (iii) the establishment of strengthened capital and prudential standards for banks and bank holding companies; (iv) enhanced regulation of financial markets, including the derivatives and securitization markets; and (v) amendments to the Truth in Lending Act aimed at improving consumer protections with respect to mortgage originations, including originator compensation, minimum repayment standards and prepayment considerations. On July 21, 2011, the CFPB obtained enforcement authority pursuant to the Dodd-Frank Act and began official operations. On October 13, 2011, the CFPB issued guidelines governing how it supervises mortgage transactions, which involves sending examiners to banks and other institutions that service mortgages to assess whether consumers’ interests are protected. On January 11, 2012, the CFPB issued guidelines governing examination procedures for bank and non-bank mortgage originators. The exact scope and applicability of many of these requirements to us are currently unknown as the regulations to implement the Dodd-Frank Act generally have not yet been finalized. These provisions of the Dodd-Frank Act and actions by the CFPB could increase our regulatory compliance burden and associated costs and place restrictions on certain originations and servicing operations, all of which could in turn adversely affect our business, financial condition and results of operations.

The enforcement consent orders by, agreements with, and settlements of, certain federal and state agencies against the largest mortgage servicers related to foreclosure practices could impose additional compliance costs on our servicing business, which could materially and adversely affect our financial condition and results of operations.

On April 13, 2011, the federal agencies overseeing certain aspects of the mortgage market, the Federal Reserve, the Office of the Comptroller of the Currency (OCC) and the Federal Deposit Insurance Corporation (FDIC) entered into enforcement consent orders with 14 of the largest mortgage servicers in the United States regarding foreclosure practices. The enforcement consent orders require the servicers, among other things to: (i) promptly correct deficiencies in residential mortgage loan servicing and foreclosure practices; (ii) make significant modifications in practices for residential mortgage loan servicing and foreclosure processing, including communications with borrowers and limitations on dual-tracking, which occurs when servicers continue to pursue foreclosure during the loan modification process; (iii) ensure that foreclosures are not pursued once a mortgage has been approved for modification and establish a single point of contact for borrowers throughout the loan modification and foreclosure processes; and (iv) establish robust oversight and controls pertaining to their third party vendors, including outside legal counsel, that provide default management or foreclosure services. While these enforcement consent orders are considered not to be preemptive of the state actions, it is currently unclear how state actions and proceedings will be affected by the federal consents.

On February 9, 2012, federal and state agencies announced a $25 billion settlement with five large banks that resulted from investigations of foreclosure practices. As part of the settlement, the banks have agreed to comply with various servicing standards relating to foreclosure and bankruptcy proceedings, documentation of borrowers’ account balances, chain of title, and evaluation of borrowers for loan modifications and short sales as well as servicing fees and the use of force-placed insurance. The settlement also provides for certain financial relief to homeowners.

Although we are not a party to the above enforcement consent orders and settlements, we could become subject to the terms of the consent orders and settlements if (i) we subservice loans for the mortgage servicers that are parties to the enforcement consent orders and settlements; (ii) the agencies begin to enforce the consent orders and settlements by looking downstream to our arrangement with certain mortgage servicers; (iii) the mortgage servicers for which we subservice loans request that we comply with certain aspects of the consent orders and settlements, or (iv) we otherwise find it prudent to comply with certain aspects of the consent orders and settlements. In addition, the practices set forth in such consent orders and settlements may be adopted by the industry as a whole, forcing us to comply with them in order to follow standard industry practices, or may become required by our servicing agreements. While we have made and continue to make changes to our operating policies and procedures in light of the consent orders and settlements, further changes could be required and changes to our servicing practices will increase compliance costs for our servicing business, which could materially and adversely affect our financial condition or results of operations.

On September 1, 2011 and November 10, 2011, the New York State Department of Financial Services entered into agreements regarding mortgage servicing practices with seven financial institutions. The additional requirements provided for in these agreements will increase operational complexity and the cost of servicing loans in New York. Other servicers, including us, could be required to enter into similar agreements. In addition, other states may also require mortgage servicers to enter into similar agreements. These additional costs could also materially and adversely affect our financial condition and results of operations.

Legal proceedings, state or federal governmental examinations or enforcement actions and related costs could have a material adverse effect on our liquidity, financial position and results of operations.

We are routinely and currently involved in legal proceedings concerning matters that arise in the ordinary course of our business. These legal proceedings range from actions involving a single plaintiff to class action lawsuits with potentially tens of thousands of class members. An adverse result in governmental investigations or examinations or private lawsuits, including purported class action lawsuits, may adversely affect our financial results. In addition, a number of participants in our industry, including us, have been the subject of purported class action lawsuits and regulatory actions by state regulators, and other industry participants have been the subject of actions by state Attorneys General. Although we believe we have meritorious legal and factual defenses to the lawsuits in which we are currently involved, the ultimate outcomes with respect to these matters remain uncertain. Litigation and other proceedings may require that we pay settlement costs, legal fees, damages, penalties or other charges, any or all of which could adversely affect our financial results. In particular, ongoing and other legal proceedings brought under state consumer protection statutes may result in a separate fine for each violation of the statute, which, particularly in the case of class action lawsuits, could result in damages substantially in excess of the amounts we earned from the underlying activities and that could have a material adverse effect on our liquidity, financial position and results of operations.

Governmental investigations, both state and federal, can be either formal or informal. The costs of responding to the investigations can be substantial. In addition, government-mandated changes to servicing practices could lead to higher costs and additional administrative burdens, in particular regarding record retention and informational obligations.

The continued deterioration of the residential mortgage market may adversely affect our business, financial condition and results of operations.

Since mid-2007, adverse economic conditions, including high unemployment, have impacted the residential mortgage market, resulting in unprecedented delinquency, default and foreclosure rates, all of which have led to increased loss severities on all types of residential mortgage loans due to sharp declines in residential real estate values. Falling home prices have resulted in higher loan-to-value ratios (LTVs), lower recoveries in foreclosure and an increase in loss severities above those that would have been realized had property values remained the same or continued to increase. As LTVs increase, borrowers are left with equity in their homes that is not sufficient to permit them to refinance their existing loans. This may also provide borrowers an incentive to default on their mortgage loan even if they have the ability to make principal and interest payments, which we refer to as strategic defaults. Increased mortgage defaults negatively impact our Servicing Segment because they increase the costs to service the underlying loans and may ultimately reduce the number of mortgages we service.

Adverse economic conditions may also impact our Originations Segment. Declining home prices and increasing LTVs may preclude many potential borrowers, including borrowers whose existing loans we service, from refinancing their existing loans. An increase in prevailing interest rates could decrease our originations volume through our Consumer Direct Retail originations channel, our largest originations channel by volume from December 31, 2006 to December 31, 2011, because this channel focuses predominantly on refinancing existing mortgage loans.

A continued deterioration or a delay in any recovery in the residential mortgage market may reduce the number of mortgages we service or new mortgages we originate, reduce the profitability of mortgages currently serviced by us, adversely affect our ability to sell mortgage loans originated by us or increase delinquency rates. Any of the foregoing could adversely affect our business, financial condition and results of operations.

We may experience serious financial difficulties as some mortgage servicers and originators have experienced, which could adversely affect our business, financial condition and results of operations.

Since late 2006, a number of mortgage servicers and originators of residential mortgage loans have experienced serious financial difficulties and, in some cases, have gone out of business. These difficulties have resulted, in part, from declining markets for their mortgage loans as well as from claims for repurchases of mortgage loans previously sold under provisions requiring repurchase in the event of early payment defaults or breaches of representations and warranties regarding loan quality and certain other loan characteristics. Higher delinquencies and defaults may contribute to these difficulties by reducing the value of mortgage loan portfolios and requiring originators to sell their portfolios at greater discounts to par. In addition, the cost of servicing an increasingly delinquent mortgage loan portfolio may rise without a corresponding increase in servicing compensation. The value of many residual interests retained by sellers of mortgage loans in the securitization market has also been declining. Overall originations volumes are down significantly in the current economic environment. According to Inside Mortgage Finance, total U.S. residential mortgage originations volume decreased from $3.0 trillion in 2006 to $1.4 trillion in 2011. Any of the foregoing could adversely affect our business, financial condition and results of operations.

We service reverse mortgages, which subjects us to additional risks and could have a material adverse effect on our business, liquidity, financial condition and results of operations.

In December 2011, we signed an agreement to purchase the servicing rights to certain reverse mortgages (the “Reverse Mortgage Acquisition”) from Bank of America, N.A. (“BANA”), an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated, one of the underwriters of the Company’s recent IPO. The reverse mortgage business is subject to substantial risks, including market, credit, interest rate, liquidity, operational, reputational and legal risks. A reverse mortgage is a loan available to seniors aged 62 or older that allows homeowners to borrow money against the value of their home. No repayment of the mortgage is required until the borrower dies or the home is sold. A deterioration of the market for reverse mortgages may reduce the number of reverse mortgages we service, reduce the profitability of reverse mortgages currently serviced by us and adversely affect our ability to sell reverse mortgages in the market. Although foreclosures involving reverse mortgages generally occur less frequently than forward mortgages, loan defaults on reverse mortgages leading to foreclosures may occur if borrowers fail to meet maintenance obligations, such as payment of taxes or home insurance premiums. An increase in foreclosure rates may increase our cost of servicing. As a reverse mortgage servicer, we will also be responsible for funding any payments due to borrowers in a timely manner, remitting to investors interest accrued, and paying for interest shortfalls. Advances on reverse mortgages are typically greater than advances on forward residential mortgages. They are typically recovered upon weekly or monthly reimbursement or from sale in the market. In the event we receive requests for advances in excess of amounts we are able to fund, we may not be able to fund these advance requests, which could materially and adversely affect our liquidity. Finally, we are subject to negative headline risk in the event that loan defaults on reverse mortgages lead to foreclosures or even evictions of elderly homeowners. All of the above factors could have a material adverse effect on our business, liquidity, financial condition and results of operations.

Borrowers with adjustable rate mortgage loans are especially exposed to increases in monthly payments and they may not be able to refinance their loans, which could cause delinquency, default and foreclosure and therefore adversely affect our business.

Borrowers with adjustable rate mortgage loans are exposed to increased monthly payments when the related mortgage loan’s interest rate adjusts upward from an initial fixed rate or a low introductory rate, as applicable, to the rate computed in accordance with the applicable index and margin. Borrowers with adjustable rate mortgage loans seeking to refinance their mortgage loans to avoid increased monthly payments as a result of an upwards adjustment of the mortgage loan’s interest rate may no longer be able to find available replacement loans at comparably low interest rates. This increase in borrowers’ monthly payments, together with any increase in prevailing market interest rates, may result in significantly increased monthly payments for borrowers with adjustable rate mortgage loans, which may cause delinquency, default and foreclosure. Increased mortgage defaults and foreclosures may adversely affect our business as they reduce the number of mortgages we service.

We principally service higher risk loans, which exposes us to a number of different risks.

A significant percentage of the mortgage loans we service are higher risk loans, meaning that the loans are to less creditworthy borrowers or for properties the value of which has decreased. These loans are more expensive to service because they require more frequent interaction with customers and greater monitoring and oversight. As a result, these loans tend to have higher delinquency and default rates, which can have a significant impact on our revenues, expenses and the valuation of our mortgage servicing rights (MSRs). It may also be more difficult for us to recover advances we are required to make with respect to higher risk loans. In connection with the ongoing mortgage market reform and regulatory developments, servicers of higher risk loans may be subject to increased scrutiny by state and federal regulators or may experience higher compliance costs, which could result in higher servicing costs. We may not be able to pass along any incremental costs we incur to our servicing clients. All of the foregoing factors could therefore adversely affect our business, financial condition and results of operations.

A significant change in delinquencies for the loans we service could adversely affect our business, financial condition and results of operations.

Delinquency rates have a significant impact on our revenues, our expenses and on the valuation of our MSRs as follows:

•

Revenue.  An increase in delinquencies will result in lower revenue for loans we service for GSEs because we only collect servicing fees from GSEs for performing loans. Additionally, while increased delinquencies generate higher ancillary fees, including late fees, these fees are not likely to be recoverable in the event that the related loan is liquidated. In addition, an increase in delinquencies lowers the interest income we receive on cash held in collection and other accounts.

•

Expenses.  An increase in delinquencies will result in a higher cost to service due to the increased time and effort required to collect payments from delinquent borrowers. It may also result in an increase in interest expense as a result of an increase in our advancing obligations.

•	Liquidity. An increase in delinquencies could also negatively impact our liquidity because of an increase in borrowing under our advance facilities.

•

Valuation of MSRs.  We base the price we pay for MSRs on, among other things, our projections of the cash flows from the related pool of mortgage loans. Our expectation of delinquencies is a significant assumption underlying those cash flow projections. If delinquencies were significantly greater than expected, the estimated fair value of our MSRs could be diminished. If the estimated fair value of MSRs is reduced, we could suffer a loss, which has a negative impact on our financial results.

A further increase in delinquency rates could therefore adversely affect our business, financial condition and results of operations.

Decreasing property values have caused an increase in LTVs, resulting in borrowers having little or negative equity in their property, which may reduce new loan originations and provide incentive to borrowers to strategically default on their loans.

According to CoreLogic, the percentage of borrowers who owe more on a related mortgage loan than the property is worth, or have negative equity in their property, reached approximately 23% in December 2011. We believe that borrowers with negative equity in their properties are more likely to strategically default on mortgage loans, which could materially affect our business. Also, with the exception of loans modified under the Making Home Affordable plan (MHA), we are unable to refinance loans with high LTVs. Increased LTVs could reduce our ability to originate loans for borrowers with low or negative equity and could adversely affect our business, financial condition and results of operations.

The industry in which we operate is highly competitive and our inability to compete successfully could adversely affect our business, financial condition and results of operations.

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

In addition, technological advances and heightened e-commerce activities have increased consumers’ accessibility to products and services. This has intensified competition among banks and non-banks in offering mortgage loans and loan servicing. We may be unable to compete successfully in our industries and this could adversely affect our business, financial condition and results of operations.

We may not be able to maintain or grow our business if we cannot identify and acquire MSRs or enter into additional subservicing agreements on favorable terms.

Our servicing portfolio is subject to “run off,” meaning that mortgage loans serviced by us may be prepaid prior to maturity, refinanced with a mortgage not serviced by us or liquidated through foreclosure, deed-in-lieu of foreclosure or other liquidation process or repaid through standard amortization of principal. As a result, our ability to maintain the size of our servicing portfolio depends on our ability to originate additional mortgages or to acquire the right to service additional pools of residential mortgages. We may not be able to acquire MSRs or enter into additional subservicing agreements on terms favorable to us or at all, which could adversely affect our business, financial condition and results of operations. In determining the purchase price for MSRs and subservicing agreements, management makes certain assumptions, many of which are beyond our control, including, among other things:

•	the rates of prepayment and repayment within the underlying pools of mortgage loans;

•	projected rates of delinquencies, defaults and liquidations;

•	future interest rates;

•	our cost to service the loans;

•	ancillary fee income; and

•	amounts of future servicing advances.

We may not be able to recover our significant investments in personnel and our technology platform if we cannot identify and acquire MSRs or enter into additional subservicing agreements on favorable terms, which could adversely affect our business, financial condition and results of operations.

We have made, and expect to continue to make, significant investments in personnel and our technology platform to allow us to service additional loans. In particular, prior to acquiring a large portfolio of MSRs or entering into a large subservicing contract, we invest significant resources in recruiting, training, technology and systems. We may not realize the expected benefits of these investments to the extent we are unable to increase the pool of residential mortgages serviced, we are delayed in obtaining the right to service such loans or we do not appropriately value the MSRs that we do purchase or the subservicing agreements we enter into. Any of the foregoing could adversely affect our business, financial condition and results of operations.

We may not realize all of the anticipated benefits of potential future acquisitions, which could adversely affect our business, financial condition and results of operations.

Our ability to realize the anticipated benefits of potential future acquisitions of servicing portfolios, originations platforms or companies will depend, in part, on our ability to scale-up to appropriately service any such assets, and integrate the businesses of such acquired companies with our business. The process of acquiring assets or companies may disrupt our business and may not result in the full benefits expected. The risks associated with acquisitions include, among others:

•	uncoordinated market functions;

•	unanticipated issues in integrating information, communications and other systems;

•	unanticipated incompatibility of purchasing, logistics, marketing and administration methods;

•	not retaining key employees; and

•	the diversion of management’s attention from ongoing business concerns.

Moreover, the success of any acquisition will depend upon our ability to effectively integrate the acquired servicing portfolios, originations platforms or businesses. The acquired servicing portfolios, originations platforms or businesses may not contribute to our revenues or earnings to any material extent, and cost savings and synergies we expect at the time of an acquisition may not be realized once the acquisition has been completed. If we inappropriately value the assets we acquire or the value of the assets we acquire declines after we acquire them, the resulting charges may negatively affect the carrying value of the assets on our balance sheet and our earnings. See “—We use financial models and estimates in determining the fair value of certain assets, such as MSRs and investments in debt securities. If our estimates or assumptions prove to be incorrect, we may be required to record impairment charges, which could adversely affect our earnings.” Furthermore, if we incur additional indebtedness to finance an acquisition, the acquired business may not be able to generate sufficient cash flow to service that additional indebtedness. Unsuitable or unsuccessful acquisitions could adversely affect our business, financial condition and results of operations.

We may be unable to obtain sufficient capital to meet the financing requirements of our business.

Our financing strategy includes the use of significant leverage. Accordingly, our ability to finance our operations and repay maturing obligations rests in large part on our ability to borrow money. We are generally required to renew our financing arrangements each year, which exposes us to refinancing and interest rate risks. See Note 12, Indebtedness, to Consolidated Financial Statements. Our ability to refinance existing debt and borrow additional funds is affected by a variety of factors including:

•

limitations imposed on us under the indenture governing our unsecured senior notes and other financing agreements that contain restrictive covenants and borrowing conditions that may limit our ability to raise additional debt;

•	the decrease in liquidity in the credit markets;

•	prevailing interest rates;

•	the strength of the lenders from which we borrow;

•	limitations on borrowings on advance facilities imposed by the amount of eligible collateral pledged, which may be less than the borrowing capacity of the advance facility; and

•	accounting changes that may impact calculations of covenants in our debt agreements.

In the ordinary course of our business, we periodically borrow money or sell newly-originated loans to fund our servicing and originations operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources.” Our ability to fund current operations and meet our service advance obligations depends on our ability to secure these types of financings on acceptable terms and to renew or replace existing financings as they expire. Such financings may not be available with the GSEs or other counterparties on acceptable terms or at all.

An event of default, a negative ratings action by a rating agency, an adverse action by a regulatory authority or a general deterioration in the economy that constricts the availability of credit–similar to the market conditions that we have experienced during the last three years–may increase our cost of funds and make it difficult for us to renew existing credit facilities or obtain new lines of credit. We intend to continue to seek opportunities to acquire loan servicing portfolios and/or businesses that engage in loan servicing and/or loan originations. Our liquidity and capital resources may be diminished by any such transactions. Additionally, we believe that a significant acquisition may require us to raise additional capital to facilitate such a transaction, which may not be available on acceptable terms or at all.

In June 2011, the Basel Committee on Banking Supervision of the Bank of International Settlements announced the final framework for strengthening capital requirements, known as Basel III, which if implemented by U.S. bank regulatory agencies, will increase the cost of funding on banking institutions that we rely on for financing. Such Basel III requirements on banking institutions could reduce our sources of funding and increase the costs of originating and servicing mortgage loans. If we are unable to obtain sufficient capital on acceptable terms for any of the foregoing reasons, this could adversely affect our business, financial condition and results of operations.

We may not be able to continue to grow our loan originations volume, which could adversely affect our business, financial condition and results of operations.

Our loan originations business consists primarily of refinancing existing loans. While we intend to use sales lead aggregators and Internet marketing to reach new borrowers, our Consumer Direct Retail originations platform may not succeed because of the referral-driven nature of our industry. Further, our largest customer base consists of borrowers whose existing loans we service. Because we primarily service credit-sensitive loans, many of our existing servicing customers may not be able to qualify for conventional mortgage loans with us or may pose a higher credit risk than other consumers. Furthermore, our Consumer Direct Retail originations platform focuses predominantly on refinancing existing mortgage loans. This type of originations activity is sensitive to increases in interest rates.

Our loan originations business also consists of providing purchase money loans to homebuyers. The origination of purchase money mortgage loans is greatly influenced by traditional business clients in the home buying process such as realtors and builders. As a result, our ability to secure relationships with such traditional business clients will influence our ability to grow our purchase money mortgage loan volume and, thus, our loan originations business.

Our wholesale originations business operates largely through third party mortgage brokers who are not contractually obligated to do business with us. Further, our competitors also have relationships with our brokers and actively compete with us in our efforts to expand our broker networks. Accordingly, we may not be successful in maintaining our existing relationships or expanding our broker networks. If we are unable to continue to grow our loan originations business, this could adversely affect our business, financial condition and results of operations.

Our counterparties may terminate our servicing rights and subservicing contracts, which could adversely affect our business, financial condition and results of operations.

The owners of the loans we service and the primary servicers of the loans we subservice, may, under certain circumstances, terminate our MSRs or subservicing contracts, respectively.

As is standard in the industry, under the terms of our master servicing agreement with GSEs, GSEs have the right to terminate us as servicer of the loans we service on their behalf at any time and also have the right to cause us to sell the MSRs to a third party. In addition, failure to comply with servicing standards could result in termination of our agreements with GSEs. See “-Because we are required to follow the guidelines of the GSEs with which we do business and are not able to negotiate our fees with these entities for the purchase of our loans, our competitors may be able to sell their loans on more favorable terms.” Some GSEs may also have the right to require us to assign the MSRs to a subsidiary and sell our equity interest in the subsidiary to a third party. Under our subservicing contracts, the primary servicers for which we conduct subservicing activities have the right to terminate our subservicing rights with or without cause, with little notice and little to no compensation. We expect to continue to acquire subservicing rights, which could exacerbate these risks.

If we were to have our servicing or subservicing rights terminated on a material portion of our servicing portfolio, this could adversely affect our business, financial condition and results of operations.

Federal, state and local laws and regulations could materially adversely affect our business, financial condition and results of operations.

Federal, state and local governments have recently proposed or enacted numerous laws, regulations and rules related to mortgage loans generally and foreclosure actions in particular. These laws, regulations and rules may result in delays in the foreclosure process, reduced payments by borrowers, modification of the original terms of mortgage loans, permanent forgiveness of debt and increased servicing advances. In some cases, local governments have ordered moratoriums on foreclosure activity, which prevent a servicer or trustee, as applicable, from exercising any remedies they might have in respect of liquidating a severely delinquent mortgage loan. Several courts also have taken unprecedented steps to slow the foreclosure process or prevent foreclosure altogether.

In addition, the Federal Housing Finance Agency (the “FHFA”) recently proposed changes to mortgage servicing compensation structures, including cutting servicing fees and channeling funds toward reserve accounts for delinquent loans.

Due to the highly regulated nature of the residential mortgage industry, we are required to comply with a wide array of federal, state and local laws and regulations that regulate, among other things, the manner in which we conduct our servicing and originations business and the fees we may charge. These regulations directly impact our business and require constant compliance, monitoring and internal and external audits. A material failure to comply with any of these laws or regulations could subject us to lawsuits or governmental actions, which could materially adversely affect our business, financial condition and results of operations.

In addition, there continue to be changes in legislation and licensing in an effort to simplify the consumer mortgage experience, which require technology changes and additional implementation costs for loan originators. We expect legislative changes will continue in the foreseeable future, which may increase our operating expenses.

Any of these changes in the law could adversely affect our business, financial condition and results of operations.

Unlike competitors that are banks, we are subject to state licensing and operational requirements that result in substantial compliance costs.

Because we are not a depository institution, we do not benefit from a federal exemption to state mortgage banking, loan servicing or debt collection licensing and regulatory requirements. We must comply with state licensing requirements and varying compliance requirements in all fifty states and the District of Columbia, and we are sensitive to regulatory changes that may increase our costs through stricter licensing laws, disclosure laws or increased fees or that may impose conditions to licensing that we or our personnel are unable to meet. In addition, we are subject to periodic examinations by state regulators, which can result in refunds to borrowers of certain fees earned by us, and we may be required to pay substantial penalties imposed by state regulators due to compliance errors. Future state legislation and changes in existing regulation may significantly increase our compliance costs or reduce the amount of ancillary fees, including late fees, that we may charge to borrowers. This could make our business cost-prohibitive in the affected state or states and could materially affect our business.

Federal and state legislative and agency initiatives in mortgage-backed securities (MBS) and securitization may adversely affect our financial condition and results of operations.

There are federal and state legislative and agency initiatives that could, once fully implemented, adversely affect our business. For instance, the risk retention requirement under the Dodd-Frank Act requires securitizers to retain a minimum beneficial interest in MBS they sell through a securitization, absent certain qualified residential mortgage (QRM) exemptions. Once implemented, the risk retention requirement may result in higher costs of certain originations operations and impose on us additional compliance requirements to meet servicing and originations criteria for QRMs. Additionally, the amendments to Regulation AB relating to the registration statement required to be filed by asset-backed securities (ABS) issuers recently adopted by the SEC pursuant to the Dodd-Frank Act would increase compliance costs for ABS issuers, which could in turn increase our cost of funding and operations. Lastly, certain proposed federal legislation would permit borrowers in bankruptcy to restructure mortgage loans secured by primary residences. Bankruptcy courts could, if this legislation is enacted, reduce the principal balance of a mortgage loan that is secured by a lien on mortgaged property, reduce the mortgage interest rate, extend the term to maturity or otherwise modify the terms of a bankrupt borrower’s mortgage loan. Any of the foregoing could materially affect our financial condition and results of operations.

Our business would be adversely affected if we lose our licenses.

Our operations are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. In most states in which we operate, a regulatory agency regulates and enforces laws relating to mortgage servicing companies and mortgage originations companies such as us. These rules and regulations generally provide for licensing as a mortgage servicing company, mortgage originations company or third party debt default specialist, requirements as to the form and content of contracts and other documentation, licensing of our employees and employee hiring background checks, licensing of independent contractors with which we contract, restrictions on collection practices, disclosure and record-keeping requirements and enforcement of borrowers’ rights. In certain states, we are subject to periodic examination by state regulatory authorities. Some states in which we operate require special licensing or provide extensive regulation of our business.

We believe that we maintain all material licenses and permits required for our current operations and are in substantial compliance with all applicable federal, state and local regulations. We may not be able to maintain all requisite licenses and permits, and the failure to satisfy those and other regulatory requirements could result in a default under our servicing agreements and have a material adverse effect on our operations. The states that currently do not provide extensive regulation of our business may later choose to do so, and if such states so act, we may not be able to obtain or maintain all requisite licenses and permits. The failure to satisfy those and other regulatory requirements could result in a default under our servicing agreements and have a material adverse effect on our operations. Furthermore, the adoption of additional, or the revision of existing, rules and regulations could adversely affect our business, financial condition and results of operations.

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

The indentures governing our securitized pools of loans and our contracts with purchasers of our whole loans contain provisions that require us to indemnify or repurchase the related loans under certain circumstances. While our contracts vary, they contain provisions that require us to repurchase loans if:

•	our representations and warranties concerning loan quality and loan circumstances are inaccurate, including representations concerning the licensing of a mortgage broker;

•	we fail to secure adequate mortgage insurance within a certain period after closing;

•	a mortgage insurance provider denies coverage; or

•	we fail to comply, at the individual loan level or otherwise, with regulatory requirements in the current dynamic regulatory environment.

We believe that, as a result of the current market environment, many purchasers of residential mortgage loans are particularly aware of the conditions under which originators must indemnify or repurchase loans and would benefit from enforcing any repurchase remedies they may have. We believe that our exposure to repurchases under our representations and warranties includes the current unpaid balance of all loans we have sold. In the years ended December 31, 2008, 2009, 2010 and 2011, we sold an aggregate of $7.4 billion of loans. To recognize the potential loan repurchase or indemnification losses, we have recorded a reserve of $10.0 million as of December 31, 2011. Because of the increase in our loan originations since 2008, we expect that repurchase requests are likely to increase. Should home values continue to decrease, our realized loan losses from loan repurchases and indemnifications may increase as well. As such, our reserve for repurchases may increase beyond our current expectations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Analysis of Items on Consolidated Balance Sheet–Liabilities and Members’ Equity”. If we are required to indemnify or repurchase loans that we originate and sell or securitize that result in losses that exceed our reserve, this could adversely affect our business, financial condition and results of operations.

We may incur increased litigation costs and related losses if a borrower challenges the validity of a foreclosure action or if a court overturns a foreclosure, which could adversely affect our liquidity, business, financial condition and results of operations.

We may incur costs if we are required to, or if we elect to, execute or re-file documents or take other action in our capacity as a servicer in connection with pending or completed foreclosures. We may incur litigation costs if the validity of a foreclosure action is challenged by a borrower. If a court overturns a foreclosure because of errors or deficiencies in the foreclosure process, we may have liability to a title insurer or the purchaser of the property sold in foreclosure. These costs and liabilities may not be legally or otherwise reimbursable to us, particularly to the extent they relate to securitized mortgage loans. In addition, if certain documents required for a foreclosure action are missing or defective, we could be obligated to cure the defect or repurchase the loan. A significant increase in litigation costs could adversely affect our liquidity, and our inability to be reimbursed for an advance could adversely affect our business, financial condition and results of operations.

Because we are required to follow the guidelines of the GSEs with which we do business and are not able to negotiate our fees with these entities for the purchase of our loans, our competitors may be able to sell their loans to GSEs on more favorable terms.

Even though we currently originate conventional agency and government conforming loans, because we previously originated non-prime mortgage loans, we believe we are required to pay a higher fee to access the secondary market for selling our loans to GSEs. We believe that because many of our competitors have always originated conventional loans, they are able to sell newly originated loans on more favorable terms than us. As a result, these competitors are able to earn higher margins than we earn on originated loans, which could materially impact our business.

In our transactions with the GSEs, we are required to follow specific guidelines that impact the way we service and originate mortgage loans including:

•	our staffing levels and other servicing practices;

•	the servicing and ancillary fees that we may charge;

•	our modification standards and procedures; and

•	the amount of non-reimbursable advances.

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

We cannot negotiate these terms with the GSEs and they are subject to change at any time. A significant change in these guidelines that has the effect of decreasing our fees or requires us to expend additional resources in providing mortgage services could decrease our revenues or increase our costs, which could adversely affect our business, financial condition and results of operations.

We are required to make servicing advances that can be subject to delays in recovery or may not be recoverable in certain circumstances, which could adversely affect our liquidity, business, financial condition and results of operations.

During any period in which a borrower is not making payments, we are required under most of our servicing agreements to advance our own funds to meet contractual principal and interest remittance requirements for investors, pay property taxes and insurance premiums, legal expenses and other protective advances. We also advance funds to maintain, repair and market real estate properties on behalf of investors. As home values change, we may have to reconsider certain of the assumptions underlying our decisions to make advances and, in certain situations, our contractual obligations may require us to make certain advances for which we may not be reimbursed. In addition, in the event a mortgage loan serviced by us defaults or becomes delinquent, the repayment to us of the advance may be delayed until the mortgage loan is repaid or refinanced or a liquidation occurs. As a reverse mortgage servicer, we will also be responsible for funding any payments due to borrowers in a timely manner, remitting to investors interest accrued and paying for interest shortfalls. Advances on reverse mortgages are typically greater than advances on forward residential mortgages. They are typically recovered upon weekly or monthly reimbursement or from sale in the market. In the event we receive requests for advances in excess of amounts we are able to fund, we may not be able to fund these advance requests, which could materially and adversely affect our liquidity. A delay in our ability to collect an advance may adversely affect our liquidity, and our inability to be reimbursed for an advance could adversely affect our business, financial condition and results of operations.

Changes to government mortgage modification programs could adversely affect future incremental revenues.

Under HAMP and similar government programs, a participating servicer may be entitled to receive financial incentives in connection with any modification plans it enters into with eligible borrowers and subsequent success fees to the extent that a borrower remains current in any agreed upon loan modification. While we participate in and dedicate numerous resources to HAMP, we may not continue to participate in or realize future revenues from HAMP or any other government mortgage modification program. Changes in legislation or regulation regarding HAMP that result in the modification of outstanding mortgage loans and changes in the requirements necessary to qualify for refinancing mortgage loans may impact the extent to which we participate in and receive financial benefits from such programs, or may increase the expense of our participation in such programs. Changes in government loan modification programs could also result in an increase to our costs.

HAMP is currently scheduled to expire on December 31, 2013. If HAMP is not extended, this could decrease our revenues, which would adversely affect our business, financial condition and results of operations.

Under the MHA, a participating servicer may receive a financial incentive to modify qualifying loans, in accordance with the plan’s guidelines and requirements. The MHA also allows us to refinance loans with a high LTV of up to 125%. This allows us to refinance loans to existing borrowers who have little or negative equity in their homes. Changes in legislation or regulations regarding the MHA could reduce our volume of refinancing originations to borrowers with little or negative equity in their homes. Changes to HAMP, the MHA and other similar programs could adversely affect future incremental revenues.

We are highly dependent upon programs administered by GSEs such as Fannie Mae and Freddie Mac to generate revenues through mortgage loan sales to institutional investors. Any changes in existing U.S. government-sponsored mortgage programs could materially and adversely affect our business, liquidity, financial position and results of operations.

In February 2011, the Obama Administration delivered a report to Congress regarding a proposal to reform the housing finance markets in the United States. The report, among other things, outlined various potential proposals to wind down the GSEs and reduce or eliminate over time the role of the GSEs in guaranteeing mortgages and providing funding for mortgage loans, as well as proposals to implement reforms relating to borrowers, lenders and investors in the mortgage market, including reducing the maximum size of loans that the GSEs can guarantee, phasing in a minimum down payment requirement for borrowers, improving underwriting standards and increasing accountability and transparency in the securitization process.

Our ability to generate revenues through mortgage loan sales to institutional investors depends to a significant degree on programs administered by the GSEs, such as Fannie Mae and Freddie Mac, a government agency, Ginnie Mae, and others that facilitate the issuance of MBS in the secondary market. These GSEs play a critical role in the residential mortgage industry and we have significant business relationships with many of them. Almost all of the conforming loans we originate qualify under existing standards for inclusion in guaranteed mortgage securities backed by GSEs. We also derive other material financial benefits from these relationships, including the assumption of credit risk by these GSEs on loans included in such mortgage securities in exchange for our payment of guarantee fees and the ability to avoid certain loan inventory finance costs through streamlined loan funding and sale procedures.

Any discontinuation of, or significant reduction in, the operation of these GSEs or any significant adverse change in the level of activity in the secondary mortgage market or the underwriting criteria of these GSEs could materially and adversely affect our business, liquidity, financial position and results of operations.

The conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. federal government, could adversely affect our business and prospects.

Due to increased market concerns about the ability of Fannie Mae and Freddie Mac to withstand future credit losses associated with securities held in their investment portfolios, and on which they provide guarantees without the direct support of the U.S. federal government, on July 30, 2008, the U.S. government passed the Housing and Economic Recovery Act of 2008. On September 7, 2008, the FHFA, placed Fannie Mae and Freddie Mac into conservatorship and, together with the U.S. Treasury, established a program designed to boost investor confidence in their respective debt and MBS. As the conservator of Fannie Mae and Freddie Mac, the FHFA controls and directs the operations of Fannie Mae and Freddie Mac and may (i) take over the assets and operations of Fannie Mae and Freddie Mac with all the powers of the shareholders, the directors and the officers of Fannie Mae and Freddie Mac and conduct all business of Fannie Mae and Freddie Mac; (ii) collect all obligations and money due to Fannie Mae and Freddie Mac; (iii) perform all functions of Fannie Mae and Freddie Mac which are consistent with the conservator’s appointment; (iv) preserve and conserve the assets and property of Fannie Mae and Freddie Mac; and (v) contract for assistance in fulfilling any function, activity, action or duty of the conservator.

In addition to the FHFA becoming the conservator of Fannie Mae and Freddie Mac, the U.S. Treasury and the FHFA have entered into preferred stock purchase agreements among the U.S. Treasury, Fannie Mae and Freddie Mac pursuant to which the U.S. Treasury will ensure that each of Fannie Mae and Freddie Mac maintains a positive net worth.

Although the U.S. Treasury has committed capital to Fannie Mae and Freddie Mac, these actions may not be adequate for their needs. If these actions are inadequate, Fannie Mae and Freddie Mac could continue to suffer losses and could fail to honor their guarantees and other obligations. The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantees could be considerably limited relative to historical measurements. Any changes to the nature of the guarantees provided by Fannie Mae and Freddie Mac could redefine what constitute agency and government conforming MBS and could have broad adverse market implications. Such market implications could adversely affect our business and prospects.

The geographic concentration of our servicing portfolio may result in a higher rate of delinquencies, which could adversely affect our business, financial condition and results of operations.

As of December 31, 2011, approximately 9%, 14% and 14% of the aggregate outstanding loan balance in our servicing portfolio was secured by properties located in California, Florida and Texas, respectively. Some of these states have experienced severe declines in property values and are experiencing a disproportionately high rate of delinquencies and foreclosures relative to other states. To the extent these states continue to experience weaker economic conditions or greater rates of decline in real estate values than the United States generally, the concentration of loans we service in those regions may increase the effect of the risks listed in this “Risk Factors” section. The impact of property value declines may increase in magnitude and it may continue for a long period of time. Additionally, if states in which we have greater concentrations of business were to change their licensing or other regulatory requirements to make our business cost-prohibitive, we may be required to stop doing business in those states or may be subject to higher cost of doing business in those states, which could adversely affect our business, financial condition and results of operations.

We use financial models and estimates in determining the fair value of certain assets, such as MSRs and investments in debt securities. If our estimates or assumptions prove to be incorrect, we may be required to record impairment charges, which could adversely affect our earnings.

We use internal financial models that utilize, wherever possible, market participant data to value certain of our assets, including our MSRs, newly originated loans held for sale and investments in debt securities for purposes of financial reporting. These models are complex and use asset-specific collateral data and market inputs for interest and discount rates. In addition, the modeling requirements of MSRs are complex because of the high number of variables that drive cash flows associated with MSRs. Even if the general accuracy of our valuation models is validated, valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of the models. If loan loss levels are higher than anticipated, due to an increase in delinquencies or prepayment speeds, or financial market illiquidity continues beyond our estimate, the value of certain of our assets may decrease. We may be required to record impairment charges, which could impact our ability to satisfy minimum net worth covenants of $175.0 million and borrowing conditions in our debt agreements and adversely affect our business, financial condition or results of operations. Errors in our financial models or changes in assumptions could adversely affect our earnings. See “We may not realize all of the anticipated benefits of potential future acquisitions, which could adversely affect our business, financial condition and results of operations.”

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

•

an increase in prevailing interest rates could adversely affect our loan originations volume because refinancing an existing loan would be less attractive for homeowners and qualifying for a loan may be more difficult for consumers;

•	an increase in prevailing interest rates would increase the cost of servicing our outstanding debt, including our ability to finance servicing advances and loan originations;

•	a decrease in prevailing interest rates may require us to record a decrease in the value of our MSRs; and

•	a decrease in prevailing interest rates could reduce our earnings from our custodial deposit accounts.

Our hedging strategies may not be successful in mitigating our risks associated with interest rates.

From time to time, we have used various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. The derivative financial instruments that we select may not have the effect of reducing our interest rate risks. In addition, the nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies, improperly executed and documented transactions or inaccurate assumptions could actually increase our risks and losses. In addition, hedging strategies involve transaction and other costs. Our hedging strategies and the derivatives that we use may not be able to adequately offset the risks of interest rate volatility and our hedging transactions may result in or magnify losses. Furthermore, interest rate derivatives may not be available on favorable terms or at all, particularly during economic downturns. Any of the foregoing risks could adversely affect our business, financial condition and results of operations.

A downgrade in our servicer ratings could have an adverse effect on our business, financial condition and results of operations.

Standard & Poor’s and Fitch rate us as a residential loan servicer. Our current favorable ratings from the rating agencies are important to the conduct of our loan servicing business. These ratings may be downgraded in the future. Any such downgrade could adversely affect our business, financial condition and results of operations.

We depend on the accuracy and completeness of information about borrowers and counterparties and any misrepresented information could adversely affect our business, financial condition and results of operations.

In deciding whether to extend credit or to enter into other transactions with borrowers and counterparties, we may rely on information furnished to us by or on behalf of borrowers and counterparties, including financial statements and other financial information. We also may rely on representations of borrowers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. We additionally rely on representations from public officials concerning the licensing and good standing of the third party mortgage brokers through which we do business. While we have a practice of independently verifying the borrower information that we use in deciding whether to extend credit or to agree to a loan modification, including employment, assets, income and credit score, if any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected. Whether a misrepresentation is made by the loan applicant, the mortgage broker, another third party or one of our employees, we generally bear the risk of loss associated with the misrepresentation. We have controls and processes designed to help us identify misrepresented information in our loan originations operations. We, however, may not have detected or may not detect all misrepresented information in our loan originations or from our business clients. Any such misrepresented information could adversely affect our business, financial condition and results of operations.

Technology failures could damage our business operations and increase our costs, which could adversely affect our business, financial condition and results of operations.

The financial services industry as a whole is characterized by rapidly changing technologies, and system disruptions and failures caused by fire, power loss, telecommunications failures, unauthorized intrusion, computer viruses and disabling devices, natural disasters and other similar events may interrupt or delay our ability to provide services to our borrowers. Security breaches, acts of vandalism and developments in computer capabilities could result in a compromise or breach of the technology that we use to protect our borrowers’ personal information and transaction data.

Despite our efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate or implement effective preventive measures against all security breaches, especially because the techniques used change frequently or are not recognized until launched, and because security attacks can originate from a wide variety of sources, including third parties such as persons involved with organized crime or associated with external service providers. Those parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. These risks may increase in the future as we continue to increase our reliance on the internet and use of web-based product offerings and on the use of cybersecurity.

A successful penetration or circumvention of the security of our systems or a defect in the integrity of our systems or cybersecurity could cause serious negative consequences for our business, including significant disruption of our operations, misappropriation of our confidential information or that of our customers, or damage to our computers or operating systems and to those of our customers and counterparties. Any of the foregoing events could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, customer dissatisfaction, significant litigation exposure and harm to our reputation, all of which could adversely affect our business, financial condition and results of operations.

The success and growth of our business will depend upon our ability to adapt to and implement technological changes.

Our mortgage loan originations business is currently dependent upon our ability to effectively interface with our brokers, borrowers and other third parties and to efficiently process loan applications and closings. The originations process is becoming more dependent upon technological advancement, such as our continued ability to process applications over the Internet, accept electronic signatures, provide process status updates instantly and other borrower-expected conveniences. Maintaining and improving this new technology and becoming proficient with it may also require significant capital expenditures. As these requirements increase in the future, we will have to fully develop these technological capabilities to remain competitive and any failure to do so could adversely affect our business, financial condition and results of operations.

Any failure of our internal security measures or breach of our privacy protections could cause harm to our reputation and subject us to liability, any of which could adversely affect our business, financial condition and results of operations.

In the ordinary course of our business, we receive and store certain confidential information concerning borrowers. Additionally, we enter into third party relationships to assist with various aspects of our business, some of which require the exchange of confidential borrower information. If a third party were to compromise or breach our security measures or those of the vendors, through electronic, physical or other means, and misappropriate such information, it could cause interruptions in our operations and expose us to significant liabilities, reporting obligations, remediation costs and damage to our reputation. Any of the foregoing risks could adversely affect our business, financial condition and results of operations. See also “—Technology failures could damage our business operations and increase our costs, which could adversely affect our business, financial condition and results of operations.”

Our vendor relationships subject us to a variety of risks.

We have significant vendors that, among other things, provide us with financial, technology and other services to support our servicing and originations businesses. With respect to vendors engaged to perform activities required by servicing criteria, we have elected to take responsibility for assessing compliance with the applicable servicing criteria for the applicable vendor and are required to have procedures in place to provide reasonable assurance that the vendor’s activities comply in all material respects with servicing criteria applicable to the vendor. In the event that a vendor’s activities do not comply with the servicing criteria, it could negatively impact our servicing agreements. In addition, if our current vendors were to stop providing services to us on acceptable terms, including as a result of one or more vendor bankruptcies due to poor economic conditions, we may be unable to procure alternatives from other vendors in a timely and efficient manner and on acceptable terms, or at all. Further, we may incur significant costs to resolve any such disruptions in service and this could adversely affect our business, financial condition and results of operations.

The loss of the services of our senior managers could adversely affect our business.

The experience of our senior managers is a valuable asset to us. Our management team has significant experience in the residential mortgage originations and servicing industry. We do not maintain key life insurance policies relating to our senior managers. The loss of the services of our senior managers could adversely affect our business.

Our business could suffer if we fail to attract and retain a highly skilled workforce.

Our future success will depend on our ability to identify, hire, develop, motivate and retain highly qualified personnel for all areas of our organization, in particular skilled managers, loan servicers, debt default specialists, loan officers and underwriters. Trained and experienced personnel are in high demand and may be in short supply in some areas. Many of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment. In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them. We may not be able to attract, develop and maintain an adequate skilled workforce necessary to operate our businesses and labor expenses may increase as a result of a shortage in the supply of qualified personnel. If we are unable to attract and retain such personnel, we may not be able to take advantage of acquisitions and other growth opportunities that may be presented to us and this could materially affect our business, financial condition and results of operations.

Negative public opinion could damage our reputation and adversely affect our earnings.

Reputation risk, or the risk to our business, earnings and capital from negative public opinion, is inherent in our business. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending and debt collection practices, corporate governance, and actions taken by government regulators and community organizations in response to those activities. Negative public opinion can also result from media coverage, whether accurate or not. Negative public opinion can adversely affect our ability to attract and retain customers, trading counterparties and employees and can expose us to litigation and regulatory action. Although we take steps to minimize reputation risk in dealing with our customers and communities, this risk will always be present in our organization.

If the ownership of our Parent’s common stock continues to be highly concentrated, it may prevent new investors from influencing significant corporate decisions and may result in conflicts of interest.

Following the completion of the initial public offering, FIF, which is primarily owned by certain private equity funds managed by an affiliate of Fortress, owns approximately 78.5% of the outstanding common stock of our Parent. As a result, FIF will own shares sufficient for the majority vote over all matters requiring a stockholder vote, including: the election of directors; mergers, consolidations and acquisitions; the sale of all or substantially all of our assets and other decisions affecting our Parent’s capital structure; the amendment of its certificate of incorporation and our bylaws; and its winding up and dissolution. This concentration of ownership may delay, deter or prevent acts that would be favored by other stockholders. The interests of FIF may not always coincide with our interests or the interests of other stockholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of us. Also, FIF may seek to cause us to take courses of action that, in its judgment, could enhance its investment in us, but which might involve risks to other stockholders or adversely affect us or other stockholders.

Other risk factors.

The above description of risk factors is not exhaustive. Other risk factors are described elsewhere herein as well as in other reports and documents that we file with or furnish to the SEC. Other factors that could also cause results to differ from our expectations may not be described in any such report or document. Each of these factors could by itself, or together with one or more other factors, adversely affect our business, results of operations and/of financial condition.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The following table sets forth information relating to our primary facilities at December 31, 2011. In addition to the facilities listed in the table below, we also lease small offices throughout the United States.

Location	Owned / Leased	Square Footage

Principal executive office:
Lewisville, Texas – Corporate Headquarters	Leased	160,910
Business operations and support offices:
Lewisville, Texas	Leased	244,886
Houston, Texas	Leased	53,258

Item 3.  Legal Proceedings

From time to time, we are party to various legal proceedings that have arisen in the normal course of conducting business. Although the outcome of these proceedings cannot be predicted with certainty, management does not currently expect any of the proceedings pending against us, individually or in the aggregate, to have a material effect on our business, financial condition and results of operations (see Note 19, Commitments and Contingencies).

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

None.

Item 6.  Selected Financial Data

The following financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.” The table below presents, as of and for the dates indicated, selected historical financial information for us (in thousands). Note that the selected consolidated statement of operations data for the years ended December 31, 2009, 2010 and 2011 and the selected consolidated balance sheet data at December 31, 2010 and 2011 have been derived from our audited financial statements included elsewhere in this annual report. The selected consolidated statement of operations data and other data for the years ended December 31, 2007 and 2008 and the selected consolidated balance sheet data at December 31, 2008 and 2009 have been derived from our audited consolidated financial statements that are not included in this annual report. The selected consolidated balance sheet data at December 31, 2007 has been derived from our unaudited financial statements, which are not included in this annual report.

Year ended December 31,	2011	2010	2009	2008	2007

Consolidated Balance Sheets Data:
Cash and cash equivalents	$ 62,445	$ 21,223	$ 41,645	$ 9,357	$ 41,251
Account Receivable	562,300	441,275	513,939	355,975	190,408
Mortgage servicing rights – fair value	251,050	145,062	114,605	110,808	82,634
Total assets	1,787,931	1,947,181	1,280,185	1,122,001	1,303,221
Notes payable	873,179	709,758	771,857	810,041	967,307
Unsecured senior notes	280,199	244,061	–	–	–
Nonrecourse debt-legacy assets	112,490	138,662	177,675	–	–
Excess spread financing (at fair value)	44,595	–	–	–	–
ABS nonrecourse debt (at fair value)	–	496,692	–	–	–
Total liabilities	1,506,622	1,690,809	1,016,362	866,079	1,041,525
Total members’ equity	281,309	256,372	263,823	255,922	261,696

Consolidated Statements of Operations Data:
Total revenues	$ 377,734	$ 261,428	$ 78,869	$ (12,656)	$ (48,372)
Total expenses and impairments	306,183	220,976	142,367	147,777	259,222
Total other income (expense)	(50,664)	(50,366)	(17,379)	2,823	23,116

Net income (loss)	$ 20,887	$ (9,914)	$ (80,877)	$ (157,610)	$ (284,478)

Other Financial Data:
Net cash provided by / (used in):
Operating activities	$ (28,903)	$ (101,653)	$ (83,641)	$ 40,212	$ 723,236
Investing activities	(81,879)	101,197	29,983	(34,643)	(86,317)
Financing activities	152,004	(19,966)	85,946	(37,463)	(606,003)

Adjusted EBITDA

Adjusted EBITDA is a key performance measure used by management in evaluating the performance of our segments. Adjusted EBITDA represents our Operating Segments’ income (loss) and excludes income and expenses that relate to the financing of the unsecured senior notes, depreciable (or amortizable) asset base of the business, income taxes (if any), exit costs from our restructuring and certain non-cash items. Adjusted EBITDA also excludes results from our legacy asset portfolio and certain securitization trusts that were consolidated upon adoption of the new accounting guidance eliminating the concept of a Qualifying Special Purpose Entity (QSPE).

Adjusted EBITDA provides us with a key measure of our Operating Segments’ performance as it assists us in comparing our Operating Segments’ performance on a consistent basis. Management believes Adjusted EBITDA is useful in assessing the profitability of our core business and uses Adjusted EBITDA in evaluating our operating performance as follows:

—

Financing arrangements for our Operating Segments are secured by assets that are allocated to these segments. Interest expense that relates to the financing of our unsecured senior notes is not considered in evaluating our operating performance because this obligation is serviced by the excess earnings from our Operating Segments after the debt obligations that are secured by their assets.

—

To monitor operating costs of each Operating Segment excluding the impact from depreciation, amortization and fair value change of the asset base, exit costs from our restructuring and non-cash operating expense, such as share-based compensation. Operating costs are analyzed to manage costs per our operating plan and to assess staffing levels, implementation of technology based solutions, rent and other general and administrative costs.

Management does not assess the growth prospects and the profitability of our legacy asset portfolio and certain securitization trusts that were consolidated upon adoption of the new accounting guidance, except to the extent necessary to assess whether cash flows from the assets in the legacy asset portfolio are sufficient to service its debt obligations.

We also use Adjusted EBITDA (with additional adjustments) to measure our compliance with covenants such as leverage coverage ratios for our unsecured senior notes.

Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

—	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

—	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

—	Adjusted EBITDA does not reflect the cash requirements necessary to service principal payments related to the financing of the business;

—	Adjusted EBITDA does not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our corporate debt;

—

although depreciation and amortization and changes in fair value of MSRs are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and Adjusted EBITDA does not reflect any cash requirements for such replacements; and

—	other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

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

	For the year ended December 31,

Net Income/(Loss) from Operating Segments to Adjusted EBITDA Reconciliation (dollars in thousands):	2011	2010	2009
Net income/(loss)	$20,887	$(9,914)	$(80,877)
Plus:
Net (income)/loss from Legacy Portfolio and Other	24,892	24,806	97,263

Net income/(loss) from Operating Segments	45,779	14,892	16,386
Adjust for:
Interest expense from unsecured senior notes	30,464	24,628	–
Depreciation and amortization	3,395	1,873	1,542
Change in fair value of mortgage servicing rights	39,000	6,043	27,915
Exit costs (2)	1,836	–	–
Share-based compensation	14,764	8,999	579
Fair value changes on excess spread financing	3,060	–	–
Fair value changes on interest rate swap (1)	(298)	9,801	–
Ineffective portion of cash flow hedge	(2,032)	(930)	–

Adjusted EBITDA	$135,968	$65,306	$46,422

(1)	Relates to an interest rate swap agreement which was treated as an economic hedge under ASC 815.

(2)	Restructuring charges for the year ended December 31, 2011, are primarily due to reserves on future lease payments related to restructuring program initiated in November 2011, which included closing several offices and the termination of a portion of our workforce.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Our Business

We are a leading high touch non-bank residential mortgage servicer with a broad array of servicing capabilities across the residential mortgage product spectrum. We have been the fastest growing mortgage servicer since 2007 as measured by annual percentage growth in UPB, having grown 70.2% annually on a compounded basis. As of December 31, 2011, we serviced over 645,000 residential mortgage loans with an aggregate UPB of $106.6 billion, making us the largest high touch non-bank servicer in the United States. Our total servicing portfolio as of December 31, 2011 includes approximately $7.8 billion of reverse residential mortgage loans for which we entered into an agreement to acquire the MSRs in December 2011 and closed the transaction in January 2012.

We service loans as the owner of the MSRs, which we refer to as “primary servicing,” and we also service loans on behalf of other MSR or mortgage owners, which we refer to as “subservicing.” We acquire MSRs on a standalone basis and have also developed an innovative model for investing on a capital light basis by co-investing with financial partners in “excess MSRs.” Subservicing represents another capital light means of growing our servicing business, as subservicing contracts are typically awarded on a no-cost basis and do not require substantial capital. As of December 31, 2011, our primary servicing and subservicing portfolios represented 46.4% and 53.6%, respectively, of our total servicing portfolio, excluding approximately $7.8 billion of reverse residential mortgage loans for which we entered into an agreement to acquire the MSRs in December 2011 and closed the transaction in January 2012. In addition, we operate or have investments in several adjacent businesses designed to meet the changing needs of the mortgage industry. These businesses offer an array of ancillary services, including providing services for delinquent loans, managing loans in the foreclosure/REO process and providing title insurance agency, loan settlement and valuation services on newly originated and re-originated loans.

We are one of only a few non-bank servicers with a fully integrated loan originations platform to complement and enhance our servicing business. We originate primarily conventional agency (GSE) and government-insured residential mortgage loans and, to mitigate risk, typically sell these loans within 30 days while retaining the associated servicing rights. Our originations efforts are primarily focused on “re-origination,” which involves actively working with existing borrowers to refinance their mortgage loans. By re-originating loans for existing borrowers, we retain the servicing rights, thereby extending the longevity of the servicing cash flows, which we refer to as “recapture.”

We also have a legacy asset portfolio, which consists primarily of non-prime and nonconforming residential mortgage loans, most of which we originated from April to July 2007. In November 2009, we engaged in a transaction through which we term-financed our legacy assets with a nonrecourse loan that requires no additional capital or equity contributions. Additionally, we consolidated certain securitization trusts where it was determined that we had both the power to direct the activities that most significantly impact the variable interest entities’ (VIE) economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE pursuant to new consolidation accounting guidance related to VIEs adopted on January 1, 2010.

The analysis of our financial condition and results of operations as discussed herein is primarily focused on the combined results of our two Operating Segments: the Servicing Segment and the Originations Segment.

Critical Accounting Policies

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified three policies that, due to the judgment, estimates and assumptions inherent in those policies, are critical to an understanding of our consolidated financial statements. These policies relate to: (a) fair value measurements (b) sale of mortgage loans and (c) accounting for mortgage loans held for investment, subject to nonrecourse debt. We believe that the judgment, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. Management currently views its fair value measurements, which include (i) the valuation of mortgage loans held for sale, (ii) the valuation of mortgage loans held for investment, subject to ABS nonrecourse debt, (iii) the valuation of MSRs, (iv) the valuation of derivative instruments, (v) the valuation of ABS nonrecourse debt, (vi) the valuation of excess spread financing, sale of mortgage loans, and accounting for mortgage loans held for investment, subject to nonrecourse debt, to be our critical accounting policies.

Fair Value Measurements

Mortgage Loans Held for Sale – Through September 30, 2009, we recorded mortgage loans held for sale at the lower of amortized cost or fair value on an aggregate basis grouped by delinquency status. Effective October 1, 2009, we elected to measure newly originated conventional residential mortgage loans held for sale at fair value, as permitted under current accounting guidance. We estimate fair value by evaluating a variety of market indicators including recent trades and outstanding commitments, calculated on an aggregate basis.

Mortgage Loans Held for Investment, Subject to ABS Nonrecourse Debt – We determine the fair value on loans held for investment, subject to ABS nonrecourse debt using internally developed valuation models. These valuation models estimate the exit price we expect to receive in the loan’s principal market. Although we utilize and give priority to observable market inputs, such as interest rates and market spreads within these models, we typically are required to utilize internal inputs, such as prepayment speeds, credit losses and discount rates. These internal inputs require the use of our judgment and can have a significant impact on the determination of the loan’s fair value. In December 2011, we sold our remaining variable interest in a securitization trust that had been a consolidated VIE since January 1, 2010 and deconsolidated the VIE. Upon deconsolidation of this VIE, we derecognized the securitized mortgage loans held for investment, subject to ABS nonrecourse debt.

MSRs at Fair Value – We recognize MSRs related to all existing forward residential mortgage loans transferred to a third party in a transfer that meets the requirements for sale accounting. Additionally, we may acquire the rights to service forward residential mortgage loans through the purchase of these rights from third parties. We apply fair value accounting to this class of MSRs, with all changes in fair value recorded as a charge or credit to servicing fee income in the consolidated statement of operations. We estimate the fair value of these MSRs using a process that combines the use of a discounted cash flow model and analysis of current market data to arrive at an estimate of fair value. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being mortgage prepayment speeds, discount rates and credit losses.

We use internal financial models that use, wherever possible, market participant data to value these MSRs. These models are complex and use asset-specific collateral data and market inputs for interest and discount rates. In addition, the modeling requirements of MSRs are complex because of the high number of variables that drive cash flows associated with MSRs. Even if the general accuracy of our valuation models is validated, valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of the models. On a periodic basis, a large portion of these MSRs are reviewed by an outside valuation expert.

Derivative Financial Instruments – We utilize certain derivative instruments in the ordinary course of our business to manage our exposure to changes in interest rates. These derivative instruments include forward sales of MBS, forward loan sale commitments and interest rate swaps and caps. We also issue interest rate lock commitments (IRLCs) to borrowers in connection with single family mortgage loan originations. We recognize all derivative instruments on our consolidated statement of financial position at fair value. The estimated fair values of forward sales of MBS and interest rate swaps and caps are based on quoted market values and are recorded as other assets or derivative financial instruments liabilities in the consolidated balance sheet. The initial and subsequent changes in value on forward sales of MBS are a component of gain/(loss) on mortgage loans held for sale in the consolidated statement of operations. The estimated fair values of IRLCs and forward sale commitments are based on quoted market values. Fair value amounts of IRLCs are adjusted for expected execution of outstanding loan commitments. IRLCs and forward sale commitments are recorded as a component of mortgage loans held for sale in the consolidated balance sheet. The initial and subsequent changes in value of IRLCs and forward sale commitments are a component of gain on mortgage loans held for sale in the consolidated statement of operations.

ABS Nonrecourse Debt – Effective January 1, 2010, new accounting guidance related to VIEs eliminated the concept of a QSPE, and all existing special purpose entities (SPEs) are subject to the new consolidation guidance. Upon adoption of this new accounting guidance, we identified certain securitization trusts where we, through our affiliates, continued to hold beneficial interests in these trusts. These retained beneficial interests obligate us to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant. In addition, as master servicer on the related mortgage loans, we retain the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE. When it is determined that we have both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE, the assets and liabilities of these VIEs are included in our consolidated financial statements. Upon consolidation of these VIEs, we derecognized all previously recognized beneficial interests obtained as part of the securitization, including any retained investment in debt securities, and any remaining residual interests. In addition, we recognized the securitized mortgage loans as mortgage loans held for investment, subject to ABS nonrecourse debt, and the related asset-backed certificates acquired by third parties as ABS nonrecourse debt on our consolidated balance sheet.

We estimate the fair value of ABS nonrecourse debt based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. In December 2011, we sold our remaining variable interest in a securitization trust that had been a consolidated VIE since January 1, 2010 and deconsolidated the variable interest. Upon deconsolidation of this VIE in 2011, we derecognized the related ABS nonrecourse debt.

Excess Spread Financing - In December 2011, we entered into a sale and assignment agreement, which we treated as a financing with an affiliated entity, whereby we sold the right to receive 65% of the excess cash flow generated from a certain underlying MSR portfolio after receipt of a fixed basic servicing fee per loan. We will retain all ancillary income associated with servicing the portfolio and 35% of the excess cash flow after receipt of the fixed basic servicing fee. We measure this financing arrangement at fair value to more accurately represent the future economic performance of the acquired MSRs and related excess servicing financing. We estimate the fair value of this financing using a process that combines the use of a discounted cash flow model and analysis of quoted market prices based on the value of the underlying MSRs.

Sale of Mortgage Loans - Transfers of financial assets are accounted for as sales when control over the assets has been surrendered by us. Control over transferred assets is deemed to be surrendered when (i) the assets have been isolated from us, (ii) the transferee has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (iii) we do not maintain effective control over the transferred assets through either (a) an agreement that entitles and obligates us to repurchase or redeem them before their maturity or (b) the ability to unilaterally cause the holder to return specific assets. Loan securitizations structured as sales as well as whole loan sales are accounted for as sales of mortgage loans and the resulting gains or losses on such sales, net of any accrual for standard representations and warranties, are reported in operating results as a component of gain/(loss) on mortgage loans held for sale in the consolidated statement of operations during the period in which the securitization closes or the sale occurs.

Mortgage Loans Held for Investment, Subject to Nonrecourse Debt - We account for the loans that were transferred to held for investment from held for sale during October 2009 in a manner similar to ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. At the date of transfer, we evaluated such loans to determine whether there was evidence of deterioration of credit quality since acquisition and if it was probable that we would be unable to collect all amounts due according to the loan’s contractual terms. The transferred loans were aggregated into separate pools of loans based on common risk characteristics (loan delinquency). We consider expected prepayments, and estimate the amount and timing of undiscounted expected principal, interest, and other cash flows for each aggregated pool of loans. The determination of expected cash flows utilizes internal inputs such as prepayment speeds and credit losses. These internal inputs require the use of judgment and can have a significant impact on the accretion of income and/or valuation allowance. We determine the excess of the pool’s scheduled contractual principal and contractual interest payments over all cash flows expected as of the transfer date as an amount that should not be accreted (nonaccretable difference). The remaining amount is accreted into interest income over the remaining life of the pool of loans (accretable yield). The difference between the undiscounted cash flows expected and the investment in the loan is recognized as interest income on a level-yield method over the life of the loan. Increases in expected cash flows subsequent to the transfer are recognized prospectively through an adjustment of the yield on the loans over the remaining life. Decreases in expected cash flows subsequent to transfer are recognized as a valuation allowance.

Recent Developments

Updated Loan Agreements

In January 2012, Nationstar extended the maturity date of the $75 million warehouse facility with a financial institution, to January 2013 and increased the committed amount under this warehouse facility to $175 million. Nationstar herein refers to this facility as the $175 Million Warehouse Facility.

In February 2012, Nationstar extended the maturity date of the $100 Million Warehouse Facility to January 2013. Also in February 2012, Nationstar extended the maturity date of the $300 Million Warehouse Facility to February 2013 and decreased the committed amount under this warehouse facility to $150 million.

On February 29, 2012, Nationstar amended the $50 Million Warehouse Facility with a financial institution. This amendment increased the facility to $100 million, extended the maturity to February 2013, changed the interest rate to LIBOR plus a range of 2.25% to 3.00%, and increased the tangible net worth requirement to $175 million.

In March 2012, Nationstar extended the maturity date of the Securities Repurchase Facility to June 2012.

MSR Purchase

In December 2011, Nationstar entered into a servicing rights sale and issuer transfer agreement (the “Servicing Rights Sale and Issuer Transfer Agreement”) with a financial institution. Under the Servicing Rights Sale and Issuer Transfer Agreement, Nationstar agreed to purchase certain servicing rights relating to reverse mortgage loans with an aggregate UPB as of December 31, 2011 of approximately $18 billion and assume certain liabilities associated with such MSRs. On December 22, 2011, Nationstar deposited in escrow the purchase price of the MSRs relating to reverse mortgage loans with an aggregate UPB as of December 31, 2011 of approximately $7.8 billion, and the related advances. The acquisition was completed on January 3, 2012. Nationstar’s acquisition of MSRs related to an additional $9.5 billion of UPB as of December 31, 2011 is expected to close during 2012 upon receipt of certain specified third party approvals. On December 23, 2011, Nationstar paid a deposit of $9.0 million related to such servicing. Additionally, Nationstar expects to subservice on behalf of the bank certain reverse mortgage loans with a UPB as of December 31, 2011 of approximately $1.4 billion beginning in the latter half of 2012. These reverse mortgage loan servicing rights represent a new class of servicing rights for Nationstar and will be accounted for under the amortization method.

Recently Appointed Executive Officers

In February 2012, Nationstar appointed David C. Hisey as Chief Financial Officer of our Parent. Mr. Hisey assumed this position on February 27, 2012. Subject to regulatory approval, Mr. Hisey will hold the same position at Nationstar Mortgage LLC. Mr. Hisey was previously the Executive Vice President and Deputy Chief Financial Officer for Fannie Mae, a role he held since 2008. From 2005 to 2008, he served as Senior Vice President and Controller for Fannie Mae. Prior to his most recent assignment at Fannie Mae, he also briefly served as executive Vice President and Chief Financial Officer. Prior to joining Fannie Mae, Mr. Hisey was Corporate Vice President of Financial Services Consulting, Managing Director and practice leader of the Lending and Leasing Group of BearingPoint, Inc., a management consulting and systems integration company. Prior to joining BearingPoint in 2001, Mr. Hisey was an audit partner with KPMG, LLP; his tenure at KPMG spanned 19 years from 1982 to 2001. He received a Bachelor of Business Administration degree in Accounting from James Madison University and is a certified public accountant.

In February 2012, Nationstar appointed Harold Lewis as President and Chief Operating Officer of Nationstar Mortgage Holdings, Inc. Mr. Lewis assumed these positions on February 27, 2012. Subject to regulatory approval, Mr. Lewis will hold the same positions at Nationstar Mortgage LLC. Mr. Lewis was previously the Chief Operating Officer at CitiMortgage, responsible for Operations, Technology and key CitiMortgage functions. In this role, Mr. Lewis oversaw more than 9,000 employees and was also responsible for Customer Experience, Services, Agency Relations and Re-engineering. Mr. Lewis joined CitiMortgage in April 2009 as head of the Citi Homeowner Assistance Program. Prior to CitiMortgage, Mr. Lewis held executive positions at Fannie Mae for seven years, most recently as Senior Vice President of National Servicing where he was responsible for the management of 1,400 mortgage servicers. Mr. Lewis has also held senior management roles with Resource Bancshares Mortgage Group, Nations Credit, Bank of America/Barnett Bank, Cardinal Bank Shares and Union Planter National Bank. Mr. Lewis received his Bachelor of Science degree in Business from Memphis State University.

MSR Acquisition

On March 6, 2012, Nationstar entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Aurora Bank FSB, a federal savings bank organized under the laws of the United States, and Aurora Loan Services LLC, a Delaware limited liability company (collectively with Aurora Bank FSB, the “Sellers”). Each of the Sellers is a subsidiary of Lehman Brothers Bancorp Inc. Under the Asset Purchase Agreement, Nationstar agreed to purchase the MSRs to approximately 300,000 residential mortgage loans with a total UPB of approximately $63 billion, $1.75 billion of servicing advance receivables, and certain other assets. The composition of the total portfolio is expected to be approximately 75% non-conforming loans in private label securitizations and approximately 25% conforming loans in GSE pools. Nationstar has also agreed to assume certain liabilities. The transaction is expected to close in the second quarter of 2012, subject to customary closing conditions, including certain regulatory approvals and third party consents, and customary termination rights.

The cash purchase price of the MSRs is approximately $268 million, subject to certain adjustments. The equity portion of the purchase price of the servicing advance receivables is approximately $210 million and the balance will be financed with advance financing facilities that we expect to enter into in connection with this transaction. The servicing advance receivables represent amounts that the sellers have previously advanced as mortgage servicers in respect of the underlying mortgage loans that would be recovered if the loan is liquidated, modified or otherwise become current.

In addition, Nationstar will fund up to approximately $170 million of the MSR purchase price with the proceeds of a co-investment (the “Excess MSR Agreement”) by Newcastle Investment Corp. (“Newcastle”), which is an affiliate of Nationstar. Pursuant to the Excess MSR Agreement, Nationstar will sell to Newcastle the right to receive approximately 65% of the excess cash flow generated from the MSRs after receipt of a fixed basic servicing fee per loan. Excess cash flow is equal to the servicing fee collected minus the basic servicing fee and excludes late fees, incentive fees and other ancillary income earned by the servicer. Nationstar will retain all ancillary income associated with servicing the loans and approximately 35% of the excess cash flow after receipt of the fixed basic servicing fee. Nationstar will continue to be the servicer of the loans and provide all servicing and advancing functions for the loans. Under the terms of this investment, if Nationstar refinances any loan in the portfolio, subject to certain limitations, it will be required to transfer the new loan or a replacement loan into the portfolio. The new or replacement loan will be governed by the same terms set forth in the Excess MSR Agreement.

Nationstar and the Sellers have agreed to indemnify each other against certain losses (subject to certain limitations), including certain losses from claims up to an aggregate amount of 50% of the aggregate purchase price of the MSRs, after which Nationstar will bear the entirety of such losses.

Registration Statement

On February 24, 2012, our Parent filed a registration statement on Form S-1, for the offering of 19,166,667 shares of its common stock. The registration statement became effective on March 7, 2012. Under the terms of the offering, all of the equity interests in the Company transferred from FIF HE Holdings LLC to two direct, wholly-owned subsidiaries of our Parent, and our Parent issued 19,166,667 shares of $0.01 par value common stock at an initial offering price of $14.00 per share. The intent of this offering was to transform our Parent into a publicly traded company and use the proceeds from this offering for working capital and other general corporate purposes, including servicing acquisitions.

Results of Operations

Below is a summarization of our consolidated operating results for the periods indicated. We provide further discussion of our results of operations for each of our reportable segments under “Segment Results” below. Certain income and expenses not allocated to our reportable segments are presented under “Legacy Portfolio and Other” below and discussed in “Note 24- Business Segment Reporting”, in the accompanying Notes to Consolidated Financial Statements.

Comparison of Consolidated Results for the Years Ended December 31, 2011 and 2010

Revenues increased $116.3 million from $261.4 million for the year ended December 31, 2010 to $377.7 million for the year ended December 31, 2011, due to increases in both our total fee income and our gain on mortgage loans held for sale offset by MSR fair value adjustments amounting to $39.0 million. The increase in our total fee income was primarily the result of our higher average servicing portfolio balance of $81.5 billion for the year ended December 31, 2011, compared to $38.7 billion for the year ended December 31, 2010, and an increase in modification fees earned from HAMP and other non-HAMP modifications. The increase in the gain on loans held for sale was a result of the $620.6 million, or 22.2%, increase in the amount of loans originated during the 2011 period compared to the 2010 period and higher margins earned on the sale of residential mortgage loans during the period.

Expenses and impairments increased $85.2 million from $221.0 million for the year ended December 31, 2010 to $306.2 million for the year ended December 31, 2011, primarily due to the increase in compensation expenses related to increased staffing levels in order to accommodate our larger servicing portfolio and originations volumes as well as other related increases in general and administrative expenses.

Other expense increased $0.3 million from $50.4 million for the year ended December 31, 2010 to $50.7 million for the year ended December 31, 2011, primarily due to a decrease in our net interest margin resulting from higher average outstanding balances on our outstanding warehouse and advance facilities. This amount was partially offset by the impact of our fair value mark-to-market charges that were realized on our 2009-ABS interest rate swap for $9.8 million for the year ended December 31, 2010, compared to a $0.3 million gain recognized for the year ended December 31, 2011.

Comparison of Consolidated Results for the Years Ended December 31, 2010 and 2009

Revenues increased $182.5 million from $78.9 million for the year ended December 31, 2009 to $261.4 million for the year ended December 31, 2010, primarily due to the significant increase in our total fee income and an increase in our gain on mortgage loans held for sale. The increase in our total fee income was primarily a result of (i) our higher average servicing portfolio balance of $38.7 billion for the year ended December 31, 2010, compared to $25.8 billion for the year ended December 31, 2009, and (ii) an increase in portfolio level performance-based fees and fees earned for loss mitigation activities. The increase in the gain on loans held for sale was a result of the $1.3 billion, or 88.7%, increase in the amount of loans originated during 2010 as well as the elimination of lower of cost or market adjustments related to our legacy asset portfolio.

Expenses and impairments increased $78.6 million from $142.4 million for the year ended December 31, 2009 to $221.0 million for the year ended December 31, 2010, primarily due to the increase in compensation expenses related to increased staffing levels in order to accommodate our larger servicing portfolio and originations as well as other related increases in general and administrative expenses. Our 2010 operating results include an additional $12.1 million in share-based compensation expense from revised compensation arrangements executed with certain members of our executive team. Additionally, expenses and impairments increased from the consolidation of certain VIEs from January 1, 2010, and from expenses associated with the settlement of certain claims.

Other expense increased $33.0 million from $17.4 million for the year ended December 31, 2009 to $50.4 million for the year ended December 31, 2010, primarily due to the effects of the consolidation of certain VIEs and the losses on our outstanding interest rate swap positions during 2010.

Segment Results

Our primary business strategy is to generate recurring, stable income from managing and growing our servicing portfolio. We operate through two business segments: the Servicing Segment and the Originations Segment, which we refer to collectively as our Operating Segments. We report the activity not related to either operating segment in Legacy Portfolio and Other. Legacy Portfolio and Other includes primarily all subprime mortgage loans (i) originated mostly from April to July 2007 or (ii) acquired from CHEC, and VIEs which were consolidated pursuant to the January 1, 2010 adoption of new consolidation guidance related to VIEs. As of December 31, 2011, we had no consolidated VIEs.

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

Servicing Segment

The Servicing Segment provides loan servicing on our primary and subservicing portfolios, including the collection of principal and interest payments and the generation of ancillary fees related to the servicing of mortgage loans.

Increase in aggregate UPB of our servicing portfolio primarily governs the increase in revenues, expenses and other income (expense) of our Servicing Segment.

The table below provides detail of the characteristics of our servicing portfolio at the periods indicated.

Year ended December 31,	2011	2010	2009
Servicing Portfolio (in millions)
Unpaid principal balance (by investor):
Special Servicing	$10,165	$4,893	$1,554
Government-sponsored enterprises	69,772	52,194	24,235
Non-Agency Securitizations	18,868	7,089	7,875

Total boarded unpaid principal balance	98,805	64,176	33,664
Servicing under contract	7,781	–	–

Total servicing portfolio unpaid principal balance	$106,586	$64,176	$33,664

The table below provides detail of the characteristics and key performance metrics for the years ended December 31, 2011, 2010, and 2009.

Year ended December 31,	2011 (1)	2010	2009
	($ in millions, except for average loan amount)
Loan count-servicing	596,011	389,172	230,615
Ending unpaid principal balance	$98,805	$64,176	$ 33,664
Average unpaid principal balance	$81,491	$38,653	$ 25,799
Average loan amount	$165,778	$164,904	$ 145,977
Average coupon	5.43%	5.74%	6.76%
Average FICO	627	631	644
60+ delinquent (% of loans) (2)	14.7%	17.0%	19.9%
Total prepayment speed (12 month constant pre-payment rate)	13.4%	13.3%	16.3%
(1)	2011 characteristics and key performance metrics of our servicing portfolio exclude approximately $7.8 billion of reverse residential mortgage loans for which we entered into an agreement to acquire the MSRs in December 2011 and closed in January 2012.

(2)	Loan delinquency is based on the current contractual due date of the loan. In the case of a completed loan modification, delinquency is based on the modified due date of the loan.

Servicing Segment for the Years Ended December 31, 2011 and 2010

Servicing fee income consists of the following for the periods indicated (in thousands).

Year ended December 31,	2011	2010
Servicing fee income	$207,102	$118,443
Loss mitigation and performance-based incentive fees	15,671	16,621
Modification fees	32,552	21,792
Late fees and other ancillary charges	23,728	22,828
Other servicing fee related revenues	1,401	1,928

Total servicing fee income before MSR fair value adjustments	280,454	181,612
Fair value adjustments on excess spread financing	(3,060)	–
MSR fair value adjustments	(39,000)	(6,043)

Total servicing fee income	$238,394	$175,569

The following tables provide servicing fee income and UPB by primary servicing and subservicing for and at the periods indicated (in thousands).

Servicing Fee Income
Year ended December 31,	2011	2010
Primary servicing	$164,096	$161,312
Subservicing	116,358	20,300

Total servicing fee income before MSR fair value adjustments	$280,454	$181,612

UPB (in millions)
Year ended December 31,	2011	2010
Primary servicing	$45,817	$34,404
Subservicing	52,988	29,772

Total unpaid principal balance	$98,805	$64,176

Servicing fee income was $238.4 million for the year ended December 31, 2011 compared to $175.6 million for the year ended December 31, 2010, an increase of $62.8 million, or 35.8%, primarily due to the net effect of the following:

—

Increase of $88.7 million due to higher average UPB of $81.5 billion in the 2011 period compared to $38.7 billion in the comparable 2010 period. The increase in our servicing portfolio was primarily driven by an increase in average UPB for loans serviced for GSEs and other subservicing contracts for third party investors of $61.0 billion in the 2011 period compared to $28.0 billion in the comparable 2010 period. In addition, we also experienced an increase in average UPB for our private asset-backed securitizations portfolio, which increased to $13.0 billion in the year ended December 31, 2011 compared to $7.4 billion in the comparable 2010 period.

—	Increase of $10.8 million due to higher modification fees earned from HAMP and non-HAMP modifications.

—	Decrease of $0.9 million due to decreased loss mitigation and performance-based incentive fees earned from a GSE.

—

Decrease of $33.0 million from change in fair value on MSRs which was recognized in servicing fee income. The fair value of our MSRs is based upon the present value of the expected future cash flows related to servicing these loans. The revenue components of the cash flows are servicing fees, interest earned on custodial accounts, and other ancillary income. The expense components include operating costs related to servicing the loans (including delinquency and foreclosure costs) and interest expenses on servicing advances. The expected future cash flows are primarily impacted by prepayment estimates, delinquencies, and market discount rates. Generally, the value of MSRs increases when interest rates increase and decreases when interest rates decline due to the effect those changes in interest rates have on prepayment estimates. Other factors affecting the MSR value includes the estimated effects of loan modifications on expected cash flows. Such modifications tend to positively impact cash flows by extending the expected life of the affected MSR and potentially producing additional revenue opportunities depending on the type of modification. In valuing the MSRs, we believe our assumptions are consistent with the assumptions other major market participants use. These assumptions include a level of future modification activity that we believe major market participants would use in their valuation of MSRs. Internally, we have modification goals that exceed the assumptions utilized in our valuation model. Nevertheless, were we to apply an assumption of a level of future modifications consistent with our internal goals to our MSR valuation, we do not believe the resulting increase in value would be material. Additionally, several state Attorneys General have requested that certain mortgage servicers, including us, suspend foreclosure proceedings pending internal review to ensure compliance with applicable law, and we received requests from four such state Attorneys General. Although we have resumed those previously delayed proceedings, changes in the foreclosure process that may be required by government or regulatory bodies could increase the cost of servicing and diminish the value of our MSRs. We utilize assumptions of servicing costs that include delinquency and foreclosure costs that we believe major market participants would use to value their MSRs. We periodically compare our internal MSR valuation to third party valuation of our MSRs to help substantiate our market assumptions. We have considered the costs related to the delayed proceedings in our assumptions and we do not believe that any resulting decrease in the MSR was material given the expected short-term nature of the issue.

Other fee income was $17.1 million for the year ended December 31, 2011 compared to $7.3 million for the year ended December 31, 2010, an increase of $9.8 million, or 134.2%, due to higher commissions earned on lender placed insurance and higher REO sales commissions.

The following table provides other fee income by primary servicing, subservicing and adjacent businesses for the periods indicated (in thousands).

Other Fee Income
Year ended December 31,	2011	2010
Primary servicing	$5,520	$6,865
Subservicing	3,038	408
Adjacent businesses	8,524	–

Total other fee income	$17,082	$7,273

Expenses and impairments were $177.9 million for the year ended December 31, 2011 compared to $107.3 million for the year ended December 31, 2010, an increase of $70.6 million, or 65.8%, primarily due to the increase of $45.4 million in salaries, wages and benefits expense resulting primarily from an increase in average headcount from 1,178 in 2010 to 1,966 in 2011 and an increase of $25.2 million in general and administrative and occupancy-related expenses associated with increased headcount and growth in the servicing portfolio. Our 2011 operating results include an $8.2 million increase in share-based compensation expense from revised compensation arrangements executed with certain members of our executive team during the third quarter of 2010.

The following table provides primary servicing, subservicing, adjacent businesses and other Servicing Segment expenses for the periods indicated (in thousands).

Expenses and impairments
Year ended December 31,	2011	2010
Primary servicing	$70,549	$82,772
Subservicing	82,938	18,276
Adjacent businesses	9,100	–
Other Servicing Segment expenses	15,343	6,235

Total expenses and impairments	$177,930	$107,283

Other Servicing Segment expenses primarily include share-based compensation expenses.

Total other income (expense) was $(55.5) million for the year ended December 31, 2011 compared to $(61.3) million for the year ended December 31, 2010, a decrease in expense, net of income, of $5.8 million, or 9.5%, primarily due to the net effect of the following:

—

Interest income was $2.3 million for the year ended December 31, 2011 compared to $0.3 million for the year ended December 31, 2010, an increase of $2.0 million, due to higher average outstanding custodial cash deposit balances on custodial cash accounts as a result of the growth in our servicing portfolio.

—

Interest expense was $58.0 million for the year ended December 31, 2011 compared to $51.8 million for the year ended December 31, 2010, an increase of $6.2 million, or 12.0%, primarily due to higher average outstanding debt of $642.9 million in the year ended December 31, 2011 compared to $638.6 million in the comparable 2010 period. The impact of the higher debt balances is partially offset by lower interest rates due to declines in the base LIBOR and decreases in the overall index margin on outstanding servicer advance facilities. Interest expense from the senior notes was $30.3 million and $22.1 million, respectively, for the years ended December 31, 2011 and 2010. Interest expense also includes gains for the ineffective portion of cash flow hedge of $2.0 million and $0.9 million, respectively, for the years ended December 31, 2011 and 2010.

—

Loss on interest rate swaps and caps was $9.8 million for the year ended December 31, 2010 compared to a $0.3 million gain for the year ended December 31, 2011. Effective October 1, 2010, we designated an existing interest rate swap as a cash flow hedge against outstanding floating rate financing associated with one of our outstanding servicer advance facilities. This interest rate swap is recorded at fair value, with any changes in fair value related to the effective portion of the hedge being recorded as an adjustment to other comprehensive income. Prior to this designation, any changes in fair value were recorded as a loss on interest rate swaps and caps on our statement of operations. In conjunction with our October 2011 amendment to our 2010-ABS Advance Financing Facility, we paid off our 2009-ABS Advance Financing Facility and transferred the related collateral to the 2010-ABS Advance Financing Facility. Concurrently with the repayment of the 2009-ABS Advance Financing Facility, we de-designated the underlying interest rate swap on our 2009-ABS Advance Financing Facility. Our outstanding 2010-ABS interest rate swap served as an economic hedge during the period it was outstanding for the year ended December 31, 2011.

Servicing Segment for the Years Ended December 31, 2010 and 2009

Servicing fee income consists of the following for the periods indicated (in thousands).

Year ended December 31,	2010	2009
Servicing fee income	$118,443	$83,659
Loss mitigation and performance-based incentive fees	16,621	7,658
Modification fees	21,792	3,868
Late fees and other ancillary charges	22,828	21,901
Other servicing fee related revenues	1,928	2,095

Total servicing fee income before MSR fair value adjustments	181,612	119,181
MSR fair value adjustments	(6,043)	(27,915)

Total servicing fee income	$175,569	$91,266

The following tables provide servicing fee income and UPB by primary servicing and subservicing for and at the periods indicated.

Servicing Fee Income (in thousands)
Year ended December 31,	2010	2009
Primary servicing	$161,312	$116,966
Subservicing	20,300	2,215

Total servicing fee income before MSR fair value adjustments	$181,612	$119,181

UPB (in millions)
Year ended December 31,	2010	2009
Primary servicing	$34,404	$32,871
Subservicing	29,772	793

Total unpaid principal balance	$64,176	$33,664

Servicing fee income was $175.6 million for the year ended December 31, 2010 compared to $91.3 million for the year ended December 31, 2009, an increase of $84.3 million, or 92.3%, primarily due to the net effect of the following:

(a)	Increase of $34.8 million due to higher average UPB of $38.7 billion in 2010 compared to $25.8 billion in 2009. The increase in our servicing portfolio was primarily driven by an increase in average UPB for loans serviced for GSEs and other subservicing contracts for third party investors of $31.2 billion in 2010 compared to $17.2 billion in 2009. This increase was partially offset by a decrease in average UPB for our asset-backed securitizations portfolio, which decreased to $7.4 billion in 2010 compared to $8.6 billion in 2009.

(b)	Increase of $8.9 million due to increased loss mitigation and performance-based incentive fees earned from a GSE.

(c)	Increase of $17.9 million due to higher fees earned from HAMP and from modification fees earned on non-HAMP modifications. As a high touch servicer, we use modifications as a key loss mitigation tool. Under HAMP, subject to a program participation cap, we, as a servicer, will receive an initial incentive payment of up to $1,500 for each loan modified in accordance with HAMP subject to the condition that the borrower successfully completes a trial modification period. With this program, the servicer must forego any late fees and may not charge any other fees. In addition, provided that a HAMP modification does not become 90 days or more delinquent, we will receive an additional incentive fee of up to $1,000. Initial redefault rates have been favorable, averaging 10% to 20%. The HAMP program has an expiration date of December 31, 2012 and is only applicable to first lien mortgages that were originated on or before January 1, 2009. For non-HAMP modifications, we generally do not waive late fees, and we charge a modification fee. These amounts are collected at the time of the modification.

(d)	Increase of $21.9 million from change in fair value on MSRs which was recognized in servicing fee income. The fair value of our MSRs is based upon the present value of the expected future cash flows related to servicing these loans. The revenue components of the cash flows are servicing fees, interest earned on custodial accounts, and other ancillary income. The expense components include operating costs related to servicing the loans (including delinquency and foreclosure costs) and interest expenses on servicing advances. The expected future cash flows are primarily impacted by prepayment estimates, delinquencies, and market discount rates. Generally, the value of MSRs increases when interest rates increase and decreases when interest rates decline due to the effect those changes in interest rates have on prepayment estimates. Other factors affecting the MSR value includes the estimated effects of loan modifications on expected cash flows. Such modifications tend to positively impact cash flows by extending the expected life of the affected MSR and potentially producing additional revenue opportunities depending on the type of modification. In valuing the MSRs, we believe our assumptions are consistent with the assumptions other major market participants use. These assumptions include a level of future modification activity that we believe major market participants would use in their valuation of MSRs. Internally, we have modification goals that exceed the assumptions utilized in our valuation model. Nevertheless, were we to utilize an assumption of a level of future modifications consistent with our internal goals to our MSR valuation, we do not believe the resulting increase in value would be material.

(e)	Increase of $0.9 million due to an increase in ancillary and late fees arising from growth in the servicing portfolio. Late fees are recognized as revenue at collection.

Other fee income was $7.3 million for the year ended December 31, 2010 compared to $8.9 million for the year ended December 31, 2009, a decrease of $1.6 million, or 18.0%, due to lower lender-placed insurance commissions and lower REO sales commissions resulting from a decline in REO sales managed by our internal REO sales group.

The following table provides other fee income by primary servicing and subservicing for the periods indicated (in thousands).

Other Fee Income
Year ended December 31,	2010	2009
Primary servicing	$6,865	$8,867
Subservicing	408	–

Total other fee income	$7,273	$8,867

Expenses and impairments were $107.3 million for the year ended December 31, 2010 compared to $70.9 million for the year ended December 31, 2009, an increase of $36.4 million, or 51.3%, primarily due to an increase of $21.6 million in salaries, wages and benefits expense resulting from an increase in headcount from 910 in 2009 to 1,178 in 2010 and $4.9 million in additional share-based compensation from revised compensation arrangements with certain of our executives. Additionally, we recognized an increase of $14.8 million in general and administrative and occupancy expenses associated with increased headcount, growth in the servicing portfolio and increases in reserves for non-recoverable advances.

The following table provides key primary servicing, subservicing and other Servicing Segment expenses for the periods indicated (in thousands).

Expenses and impairments
Year ended December 31,	2010	2009
Primary servicing	$82,772	$67,330
Subservicing	18,276	2,232
Other Servicing Segment expenses	6,235	1,335

Total expenses and impairments	$107,283	$70,897

Other Servicing Segment expenses primarily include share-based compensation expenses.

Total other income (expense) was $(61.3) million for the year ended December 31, 2010 compared to $(21.7) million for the year ended December 31, 2009, an increase in expense, net of income, of $39.6 million, or 182.5%, primarily due to the net effect of the following:

•

Interest income decreased $3.8 million due to lower average index rates received on custodial cash deposits associated with mortgage loans serviced combined with lower average outstanding custodial cash deposit balances.

•

Interest expense increased $25.9 million primarily due to higher average outstanding debt of $638.6 million in 2010 compared to $313.3 million in 2009, offset by lower interest rates due to declines in the base LIBOR and decreases in the overall index margin on outstanding servicer advance facilities. Additionally, in 2010, we have included the balances related to our outstanding corporate note and unsecured senior debt balances, and the related interest expense thereon, as a component of our Servicing Segment. As a result of the weakening housing market, we continued to carry approximately $530.9 million in residential mortgage loans that we were unable to securitize as mortgage loans held for sale on our balance sheet throughout most of 2009. During this time period, we allocated a portion of our outstanding corporate note balance to Legacy Portfolio and Other to account for the increased capacity and financing costs we incurred while these loans were retained on our balance sheet. For the year ended December 31, 2010, we recorded $22.1 million in interest expense related to our outstanding corporate and unsecured senior notes.

•

Loss on interest rate swaps and caps was $9.8 million for the year ended December 31, 2010, with no corresponding gain or loss recognized for the year ended December 31, 2009. The loss for the period was a result of a decline in fair value recognized during the period on outstanding interest rate swaps designed to economically hedge the interest rate risk associated with our 2009-ABS Advance Financing Facility. This facility was not executed until the end of the fourth quarter of 2009, so we did not recognize any corresponding fair value adjustments during the year ended December 31, 2009.

Originations Segment

The Originations Segment involves the origination, packaging, and sale of GSE mortgage loans into the secondary markets via whole loan sales or securitizations.

Increase in originations volume primarily governs the increase in revenues, expenses and other income (expense) of our Originations Segment. The table below provides detail of the loan characteristics of loans originated for the periods indicated.

	Year ended December 31,
Originations Volume (in millions):	2011	2010	2009
Retail	$2,200	$1,608	$1,093
Wholesale	1,212	1,184	386

Total Originations	$3,412	$2,792	$1,479

Originations Segment for the Years Ended December 31, 2011 and 2010

Total revenues were $123.5 million for the year ended December 31, 2011 compared to $84.5 million for the year ended December 31, 2010, an increase of $39.0 million, or 46.2%, primarily due to the net effect of the following:

—

Other fee income was $14.1 million for the year ended December 31, 2011 compared to $7.0 million for the year ended December 31, 2010, an increase of $7.1 million, or 101.4%, primarily due to higher points and fees collected as a result of the $620.6 million increase in loan originations volume, combined with a decrease in fees paid to third party mortgage brokers.

Gain on mortgage loans held for sale consists of the following for the periods indicated (in thousands).

Year ended December 31,	2011	2010
Gain on sale	$68,567	$51,839
Provision for repurchases	(5,534)	(4,649)
Capitalized servicing rights	36,474	26,253
Fair value mark-to-market adjustments	11,159	2,301
Mark-to-market on derivatives/hedges	(1,235)	1,754

Total gain on mortgage loans held for sale	$109,431	$77,498

—

Gain on mortgage loans held for sale was $109.4 million for the year ended December 31, 2011, compared to $77.5 million for the year ended December 31, 2010, an increase of $31.9 million, or 41.2%, primarily due to the net effect of the following:

¡	Increase of $16.8 million from larger volume of originations, which increased from $2.8 billion in 2010 to $3.4 billion in 2011, and higher margins earned on the sale of residential mortgage loans during the period.

¡	Increase of $10.2 million from capitalized MSRs due to the larger volume of originations and subsequent retention of MSRs.

¡	Increase of $8.9 million resulting from the change in fair value on newly-originated loans.

¡	Decrease of $3.0 million from change in unrealized gains/losses on derivative financial instruments. These include IRLCs and forward sales of MBS.

¡	Decrease of $0.9 million from an increase in our provision for repurchases as a result of the increase in our loan sale volume.

Expenses and impairments were $101.6 million for the year ended December 31, 2011 compared to $86.9 million for the year ended December 31, 2010, an increase of $14.7 million, or 16.9%, primarily due to the net effect of the following:

—

Increase of $13.8 million in salaries, wages and benefits expense from increase in average headcount of 688 in 2010 to 988 in 2011 and increases in performance-based compensation due to increases in originations volume.

—

Increase of $0.8 million in general and administrative and occupancy expense primarily due to an increase in our overhead expenses from the higher originations volume in the 2011 period. Additionally we recorded total charges in November 2011 of $1.8 million related to our strategic decision to refocus our strategy with respect to our originations platform.

Total other income (expense) was $1.8 million for the year ended December 31, 2011 compared to $3.0 million for the year ended December 31, 2010, a decrease in income, net of expense, of $1.2 million, or 40.0% primarily due to the net effect of the following:

—

Interest income was $12.7 million for the year ended December 31, 2011 compared to $11.8 million for the year ended December 31, 2010, an increase of $0.9 million, or 7.6%, representing interest earned from originated loans prior to sale or securitization. The increase is primarily due to the increase in the volume of originations. Loans are typically sold within 30 days of origination.

—

Interest expense was $11.0 million for the year ended December 31, 2011 compared to $8.8 million for the year ended December 31, 2010, an increase of $2.2 million, or 25.0%, primarily due to an increase in originations volume in 2011 and associated financing required to originate these loans, combined with a slight increase in outstanding average days in warehouse on newly originated loans.

Originations Segment for the Years Ended December 31, 2010 and 2009

Total revenues were $84.5 million for the year ended December 31, 2010 compared to $55.6 million for the year ended December 31, 2009, an increase of $28.9 million, or 52.0%, primarily due to the net effect of the following:

•

Other fee income was $7.0 million for the year ended December 31, 2010 compared to $1.2 million for the year ended December 31, 2009, an increase of $5.8 million or 483.3%, primarily due to our election to measure newly originated conventional residential mortgage loans held for sale at fair value, effective October 1, 2009. Subsequent to this election, any collected points and fees related to originated mortgage loans held for sale are included in other fee income. Prior to this election, points and fees were recorded as deferred originations income and recognized over the life of the mortgage loan as an adjustment to our interest income yield or, when the related loan was sold to a third party purchaser, included as a component of gain on mortgage loans held for sale.

•

Gain on mortgage loans held for sale was $77.5 million for the year ended December 31, 2010 compared to $54.4 million for the year ended December 31, 2009, an increase of $23.1 million, or 42.5%, primarily due to the net effect of the following:

(a)	Increase of $22.4 million from improved margins and larger volume of originations, which increased from $1.5 billion for the year ended December 31, 2009 to $2.8 billion for the year ended December 31, 2010.

(b)	Increase of $17.9 million from capitalized MSRs due to the larger volume of originations and subsequent retention of servicing rights.

(c)	Decrease of $0.7 million from change in unrealized gains/(losses) on derivative financial instruments. These include IRLCs and forward sales of MBS.

(d)	Decrease of $20.2 million from recognition of points and fees earned on mortgage loans held for sale for the year ended December 31, 2009. Effective October 1, 2009, all points and fees are recognized at origination upon the election to apply fair value accounting to newly-originated loans and are recognized as a component of other fee income.

Expenses and impairments were $86.9 million for the year ended December 31, 2010 compared to $47.5 million for the year ended December 31, 2009, an increase of $39.4 million, or 82.9%, primarily due to the net effect of the following:

•

Increase of $26.4 million in salaries, wages and benefits expense from increase in headcount of 452 in 2009 to 688 in 2010 and increases in performance-based compensation. Additionally, we recognized $3.6 million in share-based compensation expense from revised compensation arrangements with certain of our executives.

•

Increase of $13.1 million in general and administrative and occupancy expense primarily due to increase in overhead expenses from the larger volume of originations in 2010 and expenses associated with certain claims.

Total other income (expense) was $3.0 million for the year ended December 31, 2010 compared to $0.8 million for the year ended December 31, 2009, an increase in income, net of expense, of $2.2 million, or 275.0%, primarily due to the net effect of the following:

•

Interest income increased $7.5 million from interest earned from originated loans prior to sale or securitization. The increase is primarily due to the increase in the volume of originations. Loans are typically sold within 30 days of origination.

•

Interest expense increased $5.4 million primarily due to an increase in originations volume in 2010 and associated financing required to originate these loans combined with a slight increase in outstanding average days in warehouse on newly originated loans.

Legacy Portfolio and Other

Through December 2009, our Legacy Portfolio and Other consisted primarily of non-prime and nonconforming residential mortgage loans that we primarily originated from April to July 2007. Revenues and expenses are primarily a result of mortgage loans transferred to securitization trusts that were structured as secured borrowings, resulting in carrying the securitized loans as mortgage loans on our consolidated balance sheets and recognizing the asset-backed certificates as nonrecourse debt. Prior to September 2009, these residential mortgage loans were classified as mortgage loans held for sale on our consolidated balance sheet and carried at the lower of cost or fair value and financed through a combination of our existing warehouse facilities and our corporate note. These loans were transferred on October 1, 2009, from mortgage loans held for sale to a held-for-investment classification at fair value on the transfer date. Subsequent to the transfer date, we completed the securitization of the mortgage loans, which was structured as a secured borrowing. This structure resulted in carrying the securitized loans as mortgages on our consolidated balance sheet and recognizing the asset-backed certificates acquired by third parties as nonrecourse debt.

Effective January 1, 2010, new accounting guidance eliminated the concept of a QSPE. Consequently, all existing securitization trusts are considered VIEs and are now subject to the new consolidation guidance. Upon consolidation of certain of these VIEs, we recognized the securitized mortgage loans related to these securitization trusts as mortgage loans held for investment, subject to ABS nonrecourse debt. See “Note 3 – Variable Interest Entities and Securitizations” to our Consolidated Financial Statements. Additionally, we elected the fair value option provided for by ASC 825-10, Financial Instruments-Overall. Assets and liabilities related to these VIEs are included in Legacy Assets and Other in our segmented results.

In December 2011, we sold our remaining variable interest in a securitization trust that had been a consolidated VIE since January 1, 2010 and deconsolidated the variable interest. Upon deconsolidation of this VIE, we derecognized the related mortgage loans held for investment, subject to ABS nonrecourse debt and the ABS nonrecourse debt.

The table below provides detail of the characteristics of our securitization trusts included in Legacy Portfolio and other for the periods indicated (in thousands).

Year ended December 31,	2011	2010 (1)	2009
Performing – UPB	$279,730	$1,037,201	$345,516
Nonperforming (90+ Delinquency) - UPB	90,641	337,779	141,602
REO - Estimated Fair Value	3,668	27,337	10,262

Total Legacy Portfolio and Other – UPB	$374,039	$1,402,317	$497,380

(1)	Amounts include one previously off-balance sheet securitization which was consolidated upon adoption of ASC 810, Consolidation, related to consolidation of certain VIEs.

Legacy Portfolio and Other Segment for the Years Ended December 31, 2011 and 2010

Total revenues were $6.0 million for the year ended December 31, 2011 compared to $3.5 million for the year ended December 31, 2010, an increase of $2.5 million. This increase was primarily a result of higher ancillary income on our legacy portfolio.

Interest income, net of interest expense, decreased to $8.5 million for the year ended December 31, 2011 as compared to $21.9 million for the year ended December 31, 2010. The decrease in net interest income was primarily due to the effects of the derecognition of a previously consolidated VIE as of July 1, 2010.

Fair value changes in ABS securitizations were $12.4 million for the year ended December 31, 2011 as compared to a $23.3 million decrease for the year ended December 31, 2010. Fair value changes in ABS securitizations is the net result of the reductions in the fair value of the assets (Mortgage loans held for investment and REO) and the reductions in the fair value of the liabilities (ABS nonrecourse debt).

Legacy Portfolio and Other Segment for the Years Ended December 31, 2010 and 2009

Total revenues were $3.5 million for the year ended December 31, 2010, compared to $(75.8) million for the year ended December 31, 2009. This increase was primarily a result of a change in classification on mortgage loans held for sale discussed above, with no gain on mortgage loans held for sale recorded for the year ended December 31, 2010, compared to a loss of $75.8 million recorded for the year ended December 31, 2009.

Expenses and impairments were $26.9 million for the year ended December 31, 2010 compared to $25.0 million for the year ended December 31, 2009, an increase of $1.9 million, or 7.6%, primarily due to an increase in headcount and allocated expenses for corporate support functions and executive oversight. Additionally, we recognized $3.6 million in additional share-based compensation expense from revised compensation arrangements with certain of our executives, as well as a $3.3 million provision for loan losses. These expense increases were offset by the net impact of the adoption of new accounting guidance on the consolidation of certain securitization trusts which resulted in a $7.3 million reduction in charges from losses realized on foreclosed real estate and a decrease of $6.8 million in other-than-temporary impairments recognized on our investment in debt securities available-for-sale.

Total other income (expense) was $(1.3) million for the year ended December 31, 2010 compared to $3.5 million for the year ended December 31, 2009, a decrease of $4.8 million, or 137.1%. The decrease was primarily due to an increase in our net interest income, offset by fair value changes in our ABS securitizations. Interest income, net of interest expense, increased to $21.9 million for the year ended December 31, 2010 as compared to $3.5 million for the year ended December 31, 2009.

The increase in interest income, net was due to the consolidation of certain securitization trusts upon the adoption of new accounting guidance related to VIEs. Fair value changes in ABS securitizations included a loss of $23.3 million for the year ended December 31, 2010, with no corresponding amount for the year ended December 31, 2009, due to the election of the fair value option on consolidated VIEs.

Analysis of Items on Consolidated Balance Sheet

Assets

Restricted cash consists of certain custodial accounts related to collections on certain mortgage loans and mortgage loan advances that have been pledged to debt counterparties under various master repurchase agreements (MRAs). Restricted cash was $71.5 million at December 31, 2011, a decrease of $19.6 million from December 31, 2010, primarily a result of decreased servicer advance reimbursement amounts.

Accounts receivable consists primarily of accrued interest receivable on mortgage loans and securitizations, collateral deposits on surety bonds and advances made to nonconsolidated securitization trusts, as required under various servicing agreements related to delinquent loans, which are ultimately paid back to us from the securitization trusts. Accounts receivable increased $121.0 million to $562.3 million at December 31, 2011, primarily due to our larger outstanding servicing portfolio, which resulted in a $43.0 million increase in corporate and escrow advances and a $64.9 million increase in outstanding delinquency advances.

Mortgage loans held for sale are carried at fair value. We estimate fair value by evaluating a variety of market indicators including recent trades and outstanding commitments. Mortgage loans held for sale were $458.6 million at December 31, 2011, an increase of $89.0 million from December 31, 2010, primarily due to $3.3 billion in mortgage loan sales offset by $3.4 billion loan originations during the year ended December 31, 2011.

Mortgage loans held for investment, subject to nonrecourse debt – Legacy Assets consist of nonconforming or subprime mortgage loans securitized which serve as collateral for the nonrecourse debt. Mortgage loans held for investment, subject to nonrecourse debt – Legacy Assets was $243.5 million at December 31, 2011, a decrease of $22.8 million from December 31, 2010, as $19.7 million UPB was transferred to REO during the year ended December 31, 2011.

Mortgage loans held for investment, subject to ABS nonrecourse debt consist of mortgage loans that were recognized upon the adoption of accounting guidance related to VIEs effective January 1, 2010. To more accurately represent the future economic performance of the securitization collateral and related debt balances, we elected the fair value option provided for by ASC 825-10. Effective December 2011, we met the requirements under applicable accounting guidance to deconsolidate the VIE. As such, mortgage loans held for investment, subject to ABS nonrecourse debt were eliminated.

Receivables from affiliates consist of periodic transactions with Nationstar Regular Holdings, Ltd., a subsidiary of FIF HE Holdings LLC. These transactions typically involve the monthly payment of principal and interest advances that are required to be remitted to securitization trusts as required under various Pooling and Servicing Agreements. These amounts are later repaid to us when principal and interest advances are recovered from the respective borrowers. Receivables from affiliates were $4.6 million at December 31, 2011, a decrease of $4.4 million from December 31, 2010, as a result of increased recoveries on outstanding principal and interest advances.

MSRs at fair value consist of servicing assets related to all existing forward residential mortgage loans transferred to a third party in a transfer that meets the requirements for sale accounting or through the acquisition of the right to service residential mortgage loans that do not relate to our assets. MSRs were $251.1 million at December 31, 2011, an increase of $106.0 million over December 31, 2010, primarily a result of the purchase of two significant servicing portfolios for $102.5 million combined with capitalization of $36.5 million newly created MSRs, partially offset by a $39.0 million decrease in the fair value of our MSRs.

Property and equipment, net is comprised of land, furniture, fixtures, leasehold improvements, computer software, computer hardware, and software in development and other. These assets are stated at cost less accumulated depreciation. Property and equipment, net increased $15.7 million from December 31, 2010 to $24.1 million at December 31, 2011, as we invested in information technology systems to support volume growth in both our Servicing and Originations Segments.

REO, net represents property we acquired as a result of foreclosures on delinquent mortgage loans. REO, net is recorded at estimated fair value, less costs to sell, at the date of foreclosure. Any subsequent operating activity and declines in value are charged to earnings. REO, net was $3.7 million at December 31, 2011, a decrease of $23.6 million from December 31, 2010. This decrease was primarily a result of derecognition of our VIE in December 2011.

Other assets include deferred financing costs, derivative financial instruments, prepaid expenses, loans subject to repurchase rights from Ginnie Mae and equity method investments. Other assets increased $76.8 million from December 31, 2010 to $106.2 million, due to $28.9 million in deposits on pending servicing rights acquisitions that are expected to close in 2012, $35.7 million in loans subject to repurchase rights from Ginnie Mae, $4.5 million in margin call deposits and an acquisition of a 22% investment in ANC Acquisition LLC (ANC) for an initial investment of $6.6 million (see Note 10, Other Assets.)

Liabilities and Members’ Equity

At December 31, 2011, total liabilities were $1,506.6 million, a $184.2 million decrease from December 31, 2010. The decrease in total liabilities was primarily a result of derecognition of our VIE in December 2011. Upon derecognition of this VIE, we derecognized the related

ABS nonrecourse debt, a $496.7 million decrease since December 31, 2010. This decrease was partially offset by an increase in notes payable of $163.4 million since December 31, 2010 related to the financing of our increased servicing and loan origination activities and the issuance of $34.7 million of additional unsecured senior debt in December 2011, as well as the addition of $44.6 million of excess spread financing also in December 2011.

Included in our payables and accrued liabilities caption on our balance sheet is our reserve for repurchases and indemnifications of $10.0 million and $7.3 million at December 31, 2011 and 2010, respectively. This liability represents our (i) estimate of losses to be incurred on the repurchase of certain loans that we previously sold and (ii) estimate of losses to be incurred for indemnification of losses incurred by purchasers or insurers with respect to loans that we sold. Certain sale contracts include provisions requiring us to repurchase a loan or indemnify the purchaser or insurer for losses if a borrower fails to make certain initial loan payments due to the acquirer or if the accompanying mortgage loan fails to meet certain customary representations and warranties. These representations and warranties are made to the loan purchasers or insurers about various characteristics of the loans, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided and typically are in place for the life of the loan. Although the representations and warranties are in place for the life of the loan, we believe that most repurchase requests occur within the first five years of the loan. In the event of a breach of the representations and warranties, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. In addition, an investor may request that we refund a portion of the premium paid on the sale of mortgage loans if a loan is prepaid within a certain amount of time from the date of sale. We record a provision for estimated repurchases, loss indemnification and premium recapture on loans sold, which is charged to gain (loss) on mortgage loans held for sale.

The activity of our outstanding repurchase reserves were as follows for the periods indicated (in thousands).

	0000000000	0000000000	0000000000
Year ended December 31,	2011	2010	2009

Repurchase reserves, beginning of period	$7,321	$3,648	$3,965
Additions	5,534	4,649	820
Charge-offs	(2,829)	(976)	(1,137)

Repurchase reserves, end of period	$10,026	$7,321	$3,648

The following table summarizes the changes in UPB and loan count related to unresolved repurchase and indemnification requests for the periods indicated (in millions):

	000000000	000000000	000000000	000000000	000000000	000000000
Year ended December 31,	2011		2010		2009
	UPB	Count	UPB	Count	UPB	Count

Beginning balance	$4.3	21	$1.3	8	$0.3	3
Repurchases & indemnifications	(6.9)	(37)	(1.9)	(8)	(2.7)	(17)
Claims initiated	32.4	154	10.8	53	4.6	28
Rescinded	(16.9)	(77)	(5.9)	(32)	(0.9)	(6)

Ending balance	$12.9	61	$4.3	21	$1.3	8

The following table details our loan sales by period (dollars in billions):

Year ended December 31,	2011		2010		2009		2008		Total
	$	Count	$	Count	$	Count	$	Count	$	Count

Loan sales	$3.3	16,629	$2.6	13,090	$1.0	5,344	$0.5	3,412	$7.4	38,475

We increase the reserve by applying an estimated loss factor to the principal balance of loan sales. Secondarily, the reserve may be increased based on outstanding claims received. We have observed an increase in repurchase requests in each of the last three years. We believe that because of the increase in our loan originations since 2008, repurchase requests are likely to increase. Should home values continue to decrease, our realized loan losses from loan repurchases and indemnifications may increase as well. As such, our reserve for repurchases may increase beyond our current expectations. While the ultimate amount of repurchases and premium recapture is an estimate, we consider the liability to be adequate at each balance sheet date.

At December 31, 2011, outstanding members’ equity was $281.3 million, a $24.9 million increase from December 31, 2010, which is primarily attributable to our net income of $20.9 million in 2011 and $14.8 million in share-based compensation, partially offset by $4.3 million distributions to parent and $5.3 million in tax related share based settlements of units by members.

Impact of Inflation and Changing Prices

Our consolidated financial statements and notes thereto presented herein have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike most industrial companies, nearly all of our assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflations. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Recent Accounting Developments

See Note 2, Significant Accounting Policies, of the notes to the consolidated financial statements, and Item 8 Financial Statements and Supplementary Data, herein for details of recently issued accounting pronouncements and their expected impact on our consolidated financial statements.

Liquidity and Capital Resources

Liquidity measures our ability to meet potential cash requirements, including the funding of servicing advances, the payment of operating expenses, the originations of loans and the repayment of borrowings. Our cash balance increased from $21.2 million as of December 31, 2010 to $62.4 million as of December 31, 2011, primarily due to cash inflows in our financing activities, partially offset by cash outflows from operating and investing activities. Our cash balance decreased from $41.6 million as of December 31, 2009 to $21.2 million as of December 31, 2010, primarily due to greater cash outflows from our financing activities to repay our outstanding debt facilities.

We grew our servicing portfolio from $33.7 billion in UPB as of December 31, 2009 to $106.6 billion in UPB as of December 31, 2011 (including $7.8 billion of servicing under contract). We shifted our strategy after 2007 to leverage our industry-leading servicing capabilities and capitalize on the opportunities to grow our originations platform which has led to the strengthening of our liquidity position. As a part of our shift in strategy, we ceased originating non-prime loans in 2007, and new originations have been focused on loans that are eligible to be sold to GSEs. Since 2008, substantially all originated loans have either been sold or are pending sale.

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

In March 2010, we completed the offering of $250.0 million of unsecured senior notes, which were issued with an issue discount of $7.0 million for net cash proceeds of $243.0 million, with a maturity date of April 2015. In December 2011, we completed an additional offering of $35.0 million of unsecured senior notes. The additional offering was issued with an issue discount of $0.3 million for net cash proceeds of $34.7 million, with a maturity date of April 2015. Under the terms of these unsecured senior notes, we pay interest semi-annually to the note holders at an interest rate of 10.875%.

In March 2012, our Parent completed an initial public offering. The net proceeds after the underwriting discounts and commission and fees and expenses amounted to approximately $247.1 million. We intend to use the net proceeds from the initial public offering for working capital and other general corporate purposes, including servicing acquisitions.

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

Our primary sources of funds for liquidity include: (i) lines of credit, other secured borrowings and the unsecured senior notes; (ii) servicing fees and ancillary fees; (iii) payments received from sale or securitization of loans; and (iv) payments received from mortgage loans held for sale.

Our primary uses of funds for liquidity include: (i) funding of servicing advances; (ii) originations of loans; (iii) payment of interest expenses; (iv) payment of operating expenses; (v) repayment of borrowings; and (vi) payments for acquisitions of MSRs.

Our servicing agreements impose on us various rights and obligations that affect our liquidity. Among the most significant of these obligations is the requirement that we advance our own funds to meet contractual principal and interest payments for certain investors and to pay taxes, insurance, foreclosure costs and various other items that are required to preserve the assets being serviced. Delinquency rates and prepayment speed affect the size of servicing advance balances. As a result of the agreement we entered into to purchase the servicing rights to certain reverse mortgages from a financial institution, we will be required to fund payments due to borrowers, which advances are typically greater than advances on forward residential mortgages. These advances are typically recovered upon weekly or monthly reimbursement or from sale in the market.

We intend to continue to seek opportunities to acquire loan servicing portfolios and/or businesses that engage in loan servicing and/or loan originations. Future acquisitions could require substantial additional capital in excess of cash from operations. We would expect to finance the capital required for acquisitions through a combination of additional issuances of equity, corporate indebtedness, asset-backed acquisition financing and/or cash from operations.

Operating Activities

Our operating activities used ($28.9) million of cash flow for the year ended December 31, 2011 compared to ($101.7) million of cash flow for the same period in the prior year. The decrease in cash used in operating activities of $72.8 million during the 2011 period was primarily due to higher volume sales of residential mortgage loans offset by higher cash outflows for working capital. The improvement was primarily due to the net effect of the following:

•

$718.6 million improvement in proceeds received from sale of originated loans, which provided $3,339.9 million and $2,621.3 million for the years ending December 31, 2011 and 2010, respectively, partially offset by a $620.6 million increase in cash used to originate loans. Mortgage loans originated and purchased, net of fees, used $3,412.2 million and $2,791.6 million in the years ending December 31, 2011 and 2010, respectively.

•

$74.0 million decrease in cash outflows used for working capital, which used ($21.6) million cash for the year ended December 31, 2011 and provided $52.4 million during the same period in the prior year.

Our operating activities used ($101.7) million and ($83.6) million of cash flow for the years ended December 31, 2010 and 2009, respectively. The decrease of $18.1 million was primarily due to the net effect of the following:

•	Increase of $1,613.9 million attributable to increased proceeds received from sale of loans, offset by decrease in cash attributable to $1,311.1 million increase in originations volume.

•	Decrease in principal payments/prepayments received and other changes in mortgages loans held for sale of $439.2 million.

•	Increase of $136.2 million primarily due to decreased delinquency advances to investors to cover scheduled payments of principal and interest that are required to be remitted to securitization trusts.

•

Increase of $71.0 million attributable to a decrease in net loss period over period, primarily as a result of increased revenues from our higher servicing portfolio and increased volume in loan originations.

Investing Activities

Our investing activities used ($81.9) million and provided $101.2 million and $30.0 million of cash flow for the years ended December 31, 2011, 2010, and 2009, respectively. The $183.1 million decrease in cash flows used by investing activities from the 2010 period to the 2011 period was primarily a result of a $78.7 million increase in total purchases and deposits on MSRs, a $26.9 million cash outflow for the purchase of reverse mortgage servicing rights, combined with a $46.3 million decrease in cash proceeds from sales of REO. Also, in March 2011, we acquired a 22% interest in ANC for an initial investment of $6.6 million. ANC is the parent company of National Real Estate Information Services, LP (NREIS) a real estate services company.

The increase in cash flows from investing activities from 2009 to 2010 was primarily a result of an increase in cash proceeds from sales of REO and principal payments received and other changes on mortgage loans held for investment, subject to ABS nonrecourse debt.

Financing Activities

Our financing activities provided $152.0 million of cash flow during the year ended December 31, 2011 and used $(20.0) million and provided $85.9 million of cash flow for the years ended December 31, 2010 and 2009, respectively. During the year ended December 31, 2011, we provided $172.0 million more cash as a result of additional borrowings to finance the growth in our servicing and originations business compared to the 2010 period. During the year ended December 31, 2011, we used $58.1 million to repay ABS nonrecourse debt, used $3.5 million for debt financing costs and borrowed an additional $163.4 million from our existing warehouse and debt facilities as we expanded both our servicing and originations platforms. The primary source of financing cash flow during the year ended December 31, 2010 was $243.0 million proceeds from offering the unsecured senior notes. During the year ended December 31, 2010, we used $103.5 million to repay ABS nonrecourse debt, used $14.9 million for debt financing costs and used $62.1 million to repay the outstanding notes payable. The increase in cash outflow from financing activities from 2009 to 2010 was primarily a result of repayment of ABS and Legacy Asset nonrecourse debt. We also did not receive any capital contributions from our existing members in 2010, compared to $20.7 million in capital contributions received in 2009. In 2009, we issued nonrecourse debt, which provided $191.3 million in cash.

Contractual Obligations

The table below sets forth our contractual obligations, excluding our legacy asset securitized debt and our excess spread financing, at December 31, 2011 (in thousands):

	2012	2013 to 2014	2015 to 2016	After 2016	Total

Unsecured Senior Notes	$–	$–	$285,000	$–	$285,000
Interest expense from Unsecured Senior Notes	31,510	62,848	7,748	–	102,106
MBS Advance Financing Facility	179,904	–	–	–	179,904
Securities Repurchase Facility (2011)	11,774	–	–	–	11,774
2010-ABS Advance Financing Facility	–	219,563	–	–	219,563
2011-Agency Advance Financing Facility	25,011	–	–	–	25,011
MSR Note	5,553	4,627	–	–	10,180
$300 Million Warehouse Facility	–	251,722	–	–	251,722
$175 Million Warehouse Facility	–	46,810	–	–	46,810
$100 Million Warehouse Facility	–	16,047	–	–	16,047
$50 Million Warehouse Facility	7,310	–	–	–	7,310
ASAP+ Short-Term Financing Facility	104,858	–	–	–	104,858
Operating Leases	9,837	17,299	8,109	727	35,972

Total	$375,757	$618,916	$300,857	$727	$1,296,257

In addition to the above contractual obligations, we have also been involved with several securitizations of ABS, which were structured as secured borrowings. These structures resulted in us carrying the securitized loans as mortgages on our consolidated balance sheet and recognizing the asset-backed certificates acquired by third parties as nonrecourse debt. The timing of the principal payments on this nonrecourse debt is dependent on the payments received on the underlying mortgage loans and liquidation of REO. The outstanding principal balance on our Nonrecourse Debt–Legacy Assets and was $112.5 million, at December 31, 2011. The repayment of our excess spread financing is based on amounts received on the underlying mortgage loans. As such, we have excluded the financing from the table above. The fair value of our excess spread financing was $44.6 million at December 31, 2011.

Description of Certain Indebtedness

Unsecured Senior Notes

In March 2010, we completed the offering of $250.0 million of unsecured senior notes, which were issued with an issue discount of $7.0 million for net cash proceeds of $243.0 million, with a maturity date of April 2015. In December 2011, Nationstar completed an additional offering of $35.0 million of unsecured senior notes. The additional offering was issued with an issue discount of $0.3 million for net cash proceeds of $34.7 million, with a maturity date of April 2015. These unsecured senior notes pay interest semi-annually at an interest rate of 10.875%.

The indenture contains certain events of default, including (subject, in some cases, to customary cure periods and materiality thresholds) defaults based on (i) the failure to make payments under the indenture when due, (ii) breach of covenants, (iii) cross-defaults to certain other indebtedness, (iv) certain bankruptcy or insolvency events, (v) material judgments and (vi) invalidity of material guarantees.

Consolidated EBITDA, as defined in the indenture governing the senior notes, is the key financial covenant measure that monitors our ability to undertake investing and financing functions, such as making investments/acquisitions, paying dividends, and incurring additional indebtedness.

The ratios included in the indenture for the senior notes are incurrence based compared to the customary ratio covenants that are often found in credit agreements that require a company to maintain a certain ratio.

The consolidated leverage ratio as defined in the indenture is equal to Corporate Indebtedness, as defined in the indenture, divided by Consolidated EBITDA, and limits our activities as discussed above, if the ratio is equal to or greater than 4.5. Consolidated EBITDA is computed as follows (in thousands):

Year ended December 31, 2011
Net income	$ 20,887
Adjusted for:
Impact from consolidation of securitization trusts (1)	1,178
Interest expense from Corporate Indebtedness	30,464
Depreciation and amortization	4,063
Change in fair value of excess spread financing	3,060
Change in fair value of mortgage servicing rights (2)	40,016
Exit costs	3,604
Share-based compensation	14,815
Fair value changes on interest rate swap	(298)
Ineffective portion of cash flow hedge	(2,032)
(Gain) loss from asset sales and other than temporary impairment of assets	10,371
Amortization/write-off of deferred financing cost for debt obligations in existence prior to issuance of unsecured senior notes	4,098
Servicing resulting from transfers of financial assets	(36,474)
Other	264

Consolidated EBITDA	$ 94,016

(1) Represents impact to net income from the consolidation of certain securitization trusts. Net income, as defined in the Indenture, is based on GAAP in effect as of December 31, 2009, and does not include the impact of the consolidation of identified VIEs where we have both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

(2) Represents change in fair value of MSRs after deconsolidation of the securitization trusts as discussed in note (1) above.

Servicing

Our Servicing Segment’s debt consists of unsecured senior notes, advance financing facilities, MSR Note and excess spread financing at fair value.

Advance Financing Facilities

Our advance financing facilities are used to finance our obligations to pay advances as required by our servicing agreements. These servicing agreements may require us to advance certain payments to the owners of the mortgage loans we service, including P&I advances, T&I advances, or legal fees, maintenance and preservation costs, or corporate advances. We draw on one or more of our advance financing facilities periodically throughout the month, as necessary, and we repay any facilities on which we have drawn when advances are recovered through liquidations, prepayments and reimbursement of advances from modifications.

MBS Advance Financing Facility

In September 2009, we entered into our MBS Advance Financing Facility. This facility is maintained with a GSE and currently has a total size of $275.0 million. The interest rate on this facility is based on LIBOR plus a margin of 2.50%, and its stated maturity date is December 2012.

Our MBS Advance Financing Facility is secured by certain servicing advance receivables and is subject to margin calls in the event that the value of our collateral decreases. The facility requires us to comply with various customary operating covenants and performance tests on the underlying receivables related to payment rates and minimum balance. As of December 31, 2011, we were in compliance with all covenants and performance tests under this facility and had an aggregate principal amount of $179.9 million outstanding.

Securities Repurchase Facility (2011)

In December 2011, we entered into an MRA with a financial services company, which expires in March 2012. The MRA states that we may from time to time transfer to the financial services company eligible securities against the transfer of funds by the financial services company, with a simultaneous agreement by the financial services company to transfer such securities to us at a certain date, or on demand by us, against the transfer of funds from us. Additionally, the financial services company may elect to extend the transfer date for an additional 90 days at mutually agreed upon terms. The interest rate is based on LIBOR plus a margin of 3.50%. As of December 31, 2011, we have pledged our $55.6 million outstanding retained interest in the outstanding nonrecourse debt - legacy assets securitization which was structured as a financing to secure obligations under the MRA. The outstanding balance of this facility at December 31, 2011 was $11.8 million.

2009-ABS Advance Financing Facility

Our 2009-ABS Advance Financing Facility was maintained with a financial services company and, before repayment, had a total size of $350.0 million, comprised of $174.0 million in term notes the balance of which stayed constant and $176.0 million in variable funding notes the balance of which fluctuated with our financing needs. The interest rate on this facility was based on LIBOR, subject to an interest rate swap, and had a weighted average cost of 4.82% during the year ended December 31, 2010. The stated maturity date of this facility was December 2013, twenty-four months after the stated repayment date of December 2011.

Our 2009-ABS Advance Financing Facility was secured by certain servicing advance receivables and was a nonrecourse obligation. The facility required us to comply with various customary operating covenants and performance tests on the underlying receivables related to payment rates and minimum balance. This facility was repaid in October 2011.

2010-ABS Advance Financing Facility

In December 2010, we entered into our 2010-ABS Advance Financing Facility. This facility is maintained with a financial institution and currently has a total size of $300 million. The interest rate on this facility is based on LIBOR plus a margin of 3.00%, and its stated maturity date is May 2014.

Our 2010-ABS Advance Financing Facility is secured by certain servicing advance receivables and is a nonrecourse obligation. The facility requires us to comply with various customary operating covenants and performance tests on the underlying receivables related to payment rates and minimum balance. As of December 31, 2011, we were in compliance with all covenants and performance tests under this facility and had an aggregate principal amount of $219.6 million outstanding.

2011-Agency Advance Financing Facility

In October 2011, we entered into our 2011-Agency Advance Financing Facility. This facility is maintained with a financial institution and currently has a total size of $75 million. The interest rate on this facility is based on LIBOR plus 2.50%, and its stated maturity date is October 2012.

Our 2011-Agency Advance Financing Facility is secured by certain servicing advance receivables and is a nonrecourse obligation. The facility requires us to comply with various customary operating covenants and performance tests on the underlying receivables related to payment rates and minimum balance. As of December 31, 2011, we were in compliance with all covenants and performance tests under this facility and had an aggregate principal amount of $25.0 million outstanding.

MSR Note

In October 2009, we entered into our MSR Note. This note is maintained with a GSE and had an original aggregate principal amount of $22.2 million. The interest rate on this note is based on LIBOR plus a margin of 2.50%, and its stated maturity date is October 2013.

Our MSR Note was used to finance our acquisition of certain MSRs and is secured by all of our rights, title and interest in the acquired MSRs. The MSR Note requires us to comply with various customary operating covenants, specific covenants, including maintaining a disaster recovery plan and maintaining priority of the lender’s lien, and certain covenants related to the collateral and limitations on the creation of liens on the collateral or assigned servicing compensation. As of December 31, 2011, we were in compliance with all covenants and had an aggregate principal amount of $10.2 million outstanding under the MSR Note.

Excess Spread Financing at Fair Value

We acquired MSRs on a pool of agency residential mortgage loans (the Portfolio) on September 30, 2011. In December 2011, we entered into a sale and assignment agreement which is treated as a financing with an indirect wholly owned subsidiary of Newcastle Investment Corp. (Newcastle). We are an affiliate of Newcastle’s manager, Fortress Investment Group. We accounted for this transaction as a financing arrangement, in which we sold to Newcastle the right to receive 65% of the excess cash flow generated from the Portfolio after receipt of a fixed basic servicing fee per loan. The sale price was $43.7 million. We will retain all ancillary income associated with servicing the Portfolio and 35% of the excess cash flow after receipt of the fixed basic servicing fee. Nationstar will continue to be the servicer of the Portfolio and will provide all servicing and advancing functions. Newcastle will not have prior or ongoing obligations associated with the Portfolio.

Contemporaneous with the above, we entered into a refinanced loan agreement with Newcastle. Should we refinance any loan in the Portfolio, subject to certain limitations, we will be required to transfer the new loan or a replacement loan of similar economic characteristics into the Portfolio. The new or replacement loan will be governed by the same terms set forth in the sale and assignment agreement described above.

We record acquired servicing rights on forward residential mortgages at fair value, with all subsequent changes in fair value recorded as a charge or credit to servicing fee income in the consolidated statement of operations. We estimate the fair value of our forward MSRs and the excess servicing spread financing using a process that combines the use of a discounted cash flow model and analysis of current market data to arrive at an estimate of fair value. We elected to measure this financing arrangement at fair value, as permitted under ASC 825, Financial Instruments to more accurately represent the future economic performance of the acquired MSRs and related excess servicing financing. The fair value of the agreement was $44.6 million at December 31, 2011. This financing is nonrecourse to us.

Originations

Our Originations Segment’s debt consists of warehouse facilities and our ASAP+ Short-Term Financing Facility.

Warehouse Facilities

Our warehouse facilities are used to finance our loan originations on a short-term basis. In the ordinary course, we originate mortgage loans on a near-daily basis, and we use a combination of our four warehouse facilities and cash to fund the loans. We agree to transfer to our counterparty certain mortgage loans against the transfer of funds by the counterparty, with a simultaneous agreement by the counterparty to transfer the loans back to us at a date certain, or on demand by us, against the transfer of funds from us. We typically renegotiate our warehouse facilities on an annual basis. We sell our newly originated mortgage loans to our counterparty to finance the originations of our mortgage loans and typically repurchase the loans within 30 days of origination when we sell the loans to a GSE or into a government securitization.

$300 Million Warehouse Facility

In July 2006, we entered into our $300 Million Warehouse Facility, which is maintained with a financial services company. The interest rate on this facility is based on LIBOR plus a margin of 3.25%.

Our $300 Million Warehouse Facility requires us to comply with various customary operating covenants and specific covenants, including maintaining a minimum tangible net worth of $175.0 million, limitations on transactions with affiliates, maintenance of liquidity of $20 million and the maintenance of additional funding through warehouse loans. As of December 31, 2011, we were in compliance with all covenants and performance tests under this facility and had an aggregate principal amount of $251.7 million outstanding.

In February 2012, we negotiated an extension of the $300 Million Warehouse Facility with the financial services company. We extended the maturity date to February 2013 and decreased the committed amount to $150 million.

$175 Million Warehouse Facility

In February 2010, we entered into a $75 million warehouse facility and in January 2012, we extended the maturity date of this warehouse facility to January 2013 and increased the committed amount under this warehouse facility to $175 million. We herein refer to this facility as our $175 Million Warehouse Facility. The interest rate on this facility is based on LIBOR plus a spread ranging from 1.75% to 2.50%.

Our $175 Million Warehouse Facility requires us to comply with various customary operating covenants and specific covenants, including financial covenants regarding our liquidity ratio of liabilities and warehouse credit to net worth, maintenance of a minimum tangible net worth of $150.0 million, maintenance of additional warehouse facilities and limitations on entering into warehouse facilities with more favorable terms (with respect to the lender) than this facility without also applying those more favorable terms to this facility. As of December 31, 2011, we were in compliance with all covenants and performance tests under this facility and had an aggregate principal amount of $46.8 million outstanding.

$100 Million Warehouse Facility

In October 2009, we entered into our $100 Million Warehouse Facility, which is maintained with a financial services company. The interest rate on this facility is based on LIBOR plus a margin of 3.50%, and its stated maturity date is January 2013.

Our $100 Million Warehouse Facility requires us to comply with various customary operating covenants and specific covenants, including maintaining additional warehouse facilities, restrictions on the assignment of purchased loans, limits on transactions with affiliates and certain financial covenants, including maintaining a minimum tangible net worth of $150.0 million. As of December 31, 2011, we were in compliance with all covenants and performance tests under this facility and had an aggregate principal amount of $16.0 million outstanding.

$50 Million Warehouse Facility

In March 2011, we entered into our $50 Million Warehouse Facility, which is maintained with a financial institution. The interest rate on this facility is based on LIBOR plus a spread of 1.45% to 3.95%, which varies based on the underlying transferred collateral, and its stated maturity date is March 2012. As of December 31, 2011, we were in compliance with all covenants and performance tests under this facility and the outstanding balance was $7.3 million.

ASAP+ Short-Term Financing Facility

In March 2009, we entered into our ASAP+ Short-Term Financing Facility. This facility is maintained with a GSE and currently has a total facility size of $200 million. The interest rate on this facility is based on LIBOR plus a margin of 1.50%, and the agreements executed pursuant to this facility typically have a maturity of up to 45 days.

Our ASAP+ Short-Term Financing Facility is used to finance our loan originations on a short-term basis. Pursuant to these agreements, we agree to transfer to the GSE certain mortgage loans against the transfer of funds by the GSE, with a simultaneous agreement by the counterparty to transfer the loans back to us at a date certain, or on demand by us, against the transfer of funds from us. As of December 31, 2011, we had an aggregate principal amount of $104.9 million outstanding.

Legacy Assets and Other

Legacy Asset Term-Funded Notes

In November 2009, we completed the securitization of mortgage assets and issued approximately $222.4 million of our Legacy Asset Term-Funded Notes. The interest rate is 7.50%, subject to an available funds cap. In conjunction with the securitization, we reclassified our legacy assets as “held for investment” on our consolidated balance sheet and recognize the Legacy Asset Term-Funded Notes as nonrecourse debt. We pay the principal and interest on these notes using the cash flows from the underlying legacy assets, which serve as collateral for the debt. As of December 31, 2011, the aggregate UPB of the legacy assets that secure our Legacy Asset Term-Funded Notes was $373.1 million. Monthly cash flows generated from the legacy assets are used to service the debt, which has a final legal maturity of October 2039. As of December 31, 2011, our Legacy Asset Term-Funded Notes had a par amount and carrying value, net of financing costs and unamortized discount of $130.8 million and $112.5 million, respectively.

Variable Interest Entities and Off Balance Sheet Arrangements

See Note 3, Variable Interest Entities and Securitizations, of the notes of the consolidated financial statements for a summary of Nationstar’s transactions with VIEs and unconsolidated balances details of their impact on our consolidated financial statements.

Derivatives

See Note 11, Derivative Financial Instruments, of the notes of the consolidated financial statements for a summary of Nationstar’s derivative transactions.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of market risks which include interest rate risk, consumer credit risk and counterparty credit risk.

Interest Rate Risk

Changes in interest rates affect our operations primarily as follows:

Servicing Segment

•	an increase in interest rates would increase our costs of servicing our outstanding debt, including our ability to finance servicing advances;

•	a decrease (increase) in interest rates would generally increase (decrease) prepayment rates and may require us to report a decrease (increase) in the value of our MSRs;

•	a change in prevailing interest rates could impact our earnings from our custodial deposit accounts; and

•

an increase in interest rates could generate an increase in delinquency, default and foreclosure rates resulting in an increase in both operating expenses and interest expense and could cause a reduction in the value of our assets.

Originations Segment

•

a substantial and sustained increase in prevailing interest rates could adversely affect our loan originations volume because refinancing an existing loan would be less attractive and qualifying for a loan may be more difficult; and

•	an increase in interest rates would increase our costs of servicing our outstanding debt, including our ability to finance loan originations;

We actively manage the risk profiles of IRLCs and mortgage loans held for sale on a daily basis and enter into forward sales of MBS in an amount equal to the portion of the IRLC expected to close, assuming no change in mortgage interest rates. In addition, to manage the interest rate risk associated with mortgage loans held for sale, we enter into forward sales of MBS to deliver mortgage loan inventory to investors.

Consumer Credit Risk

We sell our loans on a nonrecourse basis. We also provide representations and warranties to purchasers and insurers of the loans sold that typically are in place for the life of the loan. In the event of a breach of these representations and warranties, we may be required to repurchase a mortgage loan or indemnify the purchaser, and any subsequent loss on the mortgage loan may be borne by us. If there is no breach of a representation and warranty provision, we have no obligation to repurchase the loan or indemnify the investor against loss. The outstanding UPB of loans sold by us represents the maximum potential exposure related to representation and warranty provisions.

We maintain a reserve for losses on loans repurchased or indemnified as a result of breaches of representations and warranties on our sold loans. Our estimate is based on our most recent data regarding loan repurchases and indemnity payments, actual credit losses on repurchased loans, recovery history, among other factors. Our assumptions are affected by factors both internal and external in nature. Internal factors include, among other things, level of loan sales, as well as to whom the loans are sold, the expectation of credit loss on repurchases and indemnifications, our success rate at appealing repurchase demands and our ability to recover any losses from third parties. External factors that may affect our estimate includes, among other things, the overall economic condition in the housing market, the economic condition of borrowers, the political environment at investor agencies and the overall U.S. and world economy. Many of the factors are beyond our control and may lead to judgments that are susceptible to change.

Counterparty Credit Risk

We are exposed to counterparty credit risk in the event of non-performance by counterparties to various agreements. We monitor the credit ratings of our counterparties and do not anticipate losses due to counterparty non-performance.

Sensitivity Analysis

We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact on fair values based on hypothetical changes (increases and decreases) in interest rates.

We use a duration-based model in determining the impact of interest rate shifts on our loan portfolio, certain other interest-bearing liabilities measured at fair value and interest rate derivatives portfolios. The primary assumption used in these models is that an increase or decrease in the benchmark interest rate produces a parallel shift in the yield curve across all maturities.

We utilize a discounted cash flow analysis to determine the fair value of MSRs and the impact of parallel interest rate shifts on MSRs. The primary assumptions in this model are prepayment speeds, market discount rates and cost to service. However, this analysis ignores the impact of interest rate changes on certain material variables, such as the benefit or detriment on the value of future loan originations, non-parallel shifts in the spread relationships between MBS, swaps and U.S. Treasury rates and changes in primary and secondary mortgage market spreads. For mortgage loans, IRLCs and forward delivery commitments on MBS, we rely on a model in determining the impact of interest rate shifts. In addition, for IRLCs, the borrower’s propensity to close their mortgage loans under the commitment is used as a primary assumption.

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

We used December 31, 2011 market rates on our instruments to perform the sensitivity analysis. The estimates are based on the market risk sensitive portfolios described in the preceding paragraphs and assume instantaneous, parallel shifts in interest rate yield curves. These sensitivities are hypothetical and presented for illustrative purposes only. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in fair value may not be linear.

The following table summarizes the estimated change in the fair value of our assets and liabilities sensitive to interest rates as of December 31, 2011 given hypothetical instantaneous parallel shifts in the yield curve:

Change in Fair Value	December 31, 2011
(in thousands)	Down 25 bps	Up 25 bps
Increase (decrease) in assets
Mortgage loans held for sale	$ 3,442	$ (4,213)
Mortgage servicing rights – fair value	(5,512)	6,202
Other assets (derivatives)
IRLCs	1,584	(2,592)

Total change in assets	(486)	(603)

Increase (decrease) in liabilities
Derivative financial instruments
Interest rate swaps and caps	1,562	(942)
Forward MBS trades	5,416	(6,669)
Excess spread financing (at fair value)	(253)	330

Total change in liabilities	6,725	(7,281)

Total, net change	$ (7,211)	$ 6,678

Item 8.   Financial Statements and Supplementary Data

Management’s Report

Nationstar’s management is responsible for the integrity and objectivity of the information contained in this document. Management is responsible for the consistency of reporting this information and for ensuring that accounting principles generally accepted in the United States of America are used.

In discharging this responsibility, management maintains a comprehensive system of internal controls and supports an extensive program of internal audits, has made organizational arrangements providing appropriate divisions of responsibility and has established communication programs aimed at assuring that its policies, procedures and principles of business conduct are understood and practiced by its employees.

The consolidated statements of operations, members’ equity, and cash flow for the years ending December 31, 2011, 2010, and 2009, as well as the related balance sheets as of December 31, 2011 and 2010 included in this document have been audited by Ernst and Young LLP, an independent registered public accounting firm. All audits were conducted using standards of the Public Company Accounting Oversight Board (United States) and the independent registered public accounting firms’ reports are included herein.

/s/ Jay Bray

Chief Executive Officer, President and Chief Financial Officer

February 23, 2012

Report of Independent Registered Public Accounting Firm

The Members of Nationstar Mortgage LLC

We have audited the accompanying consolidated balance sheets of Nationstar Mortgage LLC and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, members’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nationstar Mortgage LLC and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for transfers of financial assets and consolidation of variable interest entities, effective January 1, 2010.

/s/ Ernst & Young LLP

Dallas, Texas

February 23, 2012

Consolidated Financial Statements

NATIONSTAR MORTGAGE LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31, 2011	December 31, 2010

Assets
Cash and cash equivalents	$62,445	$21,223
Restricted cash (includes $– and $1,472, respectively, of restricted cash, subject to ABS nonrecourse debt)	71,499	91,125
Accounts receivable (includes $– and $2,392, respectively, of accrued interest, subject to ABS nonrecourse debt)	562,300	441,275
Mortgage loans held for sale	458,626	369,617
Mortgage loans held for investment, subject to nonrecourse debt - Legacy Assets, net of allowance for loan losses of $5,824 and $3,298, respectively	243,480	266,320
Mortgage loans held for investment, subject to ABS nonrecourse debt (at fair value)	–	538,440
Receivables from affiliates	4,609	8,993
Mortgage servicing rights – fair value	251,050	145,062
Property and equipment, net of accumulated depreciation of $39,201 and $35,346, respectively	24,073	8,394
REO, net (includes $– and $17,509, respectively, of REO, subject to ABS nonrecourse debt)	3,668	27,337
Other assets	106,181	29,395

Total assets	$1,787,931	$1,947,181

Liabilities and members’ equity
Notes payable	$873,179	$709,758
Unsecured senior notes	280,199	244,061
Payables and accrued liabilities (includes $– and $95, respectively, of accrued interest payable, subject to ABS nonrecourse debt)	183,789	75,054
Derivative financial instruments	12,370	7,801
Derivative financial instruments, subject to ABS nonrecourse debt	–	18,781
Nonrecourse debt - Legacy Assets	112,490	138,662
Excess spread financing (at fair value)	44,595	–
ABS nonrecourse debt (at fair value)	–	496,692

Total liabilities	1,506,622	1,690,809

Commitments and contingencies – See Note 19
Total members’ equity	281,309	256,372

Total liabilities and members’ equity	$1,787,931	$1,947,181

See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	$00,000,000,000	$00,000,000,000	$00,000,000,000
	For the year ended December 31,
	2011	2010	2009
Revenues:
Servicing fee income	$233,411	$167,126	$90,195
Other fee income	35,187	16,958	10,023

Total fee income	268,598	184,084	100,218
Gain/(loss) on mortgage loans held for sale	109,136	77,344	(21,349)

Total revenues	377,734	261,428	78,869

Expenses and impairments:
Salaries, wages and benefits	202,290	149,115	90,689
General and administrative	82,183	58,913	30,494
Provision for loan losses	3,537	3,298	–
Loss on foreclosed real estate	6,833	205	7,512
Occupancy	11,340	9,445	6,863
Loss on available for sale securities – other-than-temporary	–	–	6,809

Total expenses and impairments	306,183	220,976	142,367

Other income (expense):
Interest income	66,802	98,895	52,518
Interest expense	(105,375)	(116,163)	(69,883)
Gain/(loss) on interest rate swaps and caps	298	(9,801)	(14)
Fair value changes in ABS securitizations	(12,389)	(23,297)	–

Total other income (expense)	(50,664)	(50,366)	(17,379)

Net income / (loss)	$20,887	$(9,914)	$(80,877)

See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY AND COMPREHENSIVE INCOME

(dollars in thousands)

	Members’ Units	Accumulated Other Comprehensive Income	Total Members’ Units and Members’ Equity

Balance at December 31, 2008	$255,922	$–	$255,922

Capital contributions	87,951	–	87,951

Share-based compensation	827	–	827

Net loss and comprehensive loss	(80,877)	–	(80,877)

Balance at December 31, 2009	263,823	–	263,823
Cumulative effect of change in accounting principles as of January 1, 2010 related to adoption of new accounting guidance on consolidation of variable interest entities	(8,068)	–	(8,068)

Share-based compensation	12,856	–	12,856

Tax related share-based settlement of units by members	(3,396)	–	(3,396)

Comprehensive loss:

Net loss	(9,914)	–	(9,914)

Change in value of cash flow hedge	–	1,071	1,071

Total comprehensive loss			(8,843)

Balance at December 31, 2010	255,301	1,071	256,372

Share-based compensation	14,815	–	14,815

Distributions to parent	(4,348)	–	(4,348)

Tax related share-based settlement of units by members	(5,346)	–	(5,346)

Comprehensive income:

Net income	20,887	–	20,887

Change in value of cash flow hedge	–	(1,071)	(1,071)

Total comprehensive income			19,816

Balance at December 31, 2011	$281,309	$–	$281,309

See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	000000000000	000000000000	000000000000
	2011	Year Ended 2010	2009

Operating activities
Net income / (loss)	$20,887	$(9,914)	$(80,877)
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Share-based compensation	14,815	12,856	827
(Gain) / loss on mortgage loans held for sale	(109,136)	(77,344)	21,349
Provision for loan losses	3,537	3,298	–
Loss on foreclosed real estate	6,833	205	7,512
Loss on equity method investments	107	–	–
(Gain) / loss on derivatives including ineffectiveness on interest rate swaps and caps	(2,331)	8,872	(2,422)
Impairment of investments in debt securities	–	–	6,809
Fair value changes in ABS securitizations	12,389	23,297	–
Fair value changes in excess spread financing	3,060	–	–
Depreciation and amortization	4,063	2,117	1,767
Change in fair value on mortgage servicing rights	39,000	6,043	27,915
Amortization of debt discount	13,331	18,731	21,287
Amortization of discounts	(5,042)	(4,526)	(1,394)
Mortgage loans originated and purchased, net of fees	(3,412,185)	(2,791,639)	(1,480,549)
Cost of loans sold, net of fees	3,339,859	2,621,275	1,007,369
Principal payments/prepayments received and other changes in mortgage loans originated as held for sale	63,578	32,668	471,882
Changes in assets and liabilities:
Accounts receivable, net	(83,133)	41,148	(157,964)
Receivables from affiliates	4,384	3,958	66,940
Other assets	(44,576)	(861)	(6,961)
Payables and accrued liabilities	101,657	8,163	12,869

Net cash used in operating activities	(28,903)	(101,653)	(83,641)

Continued on following page.

NATIONSTAR MORTGAGE LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

(dollars in thousands)

	00000000000	00000000000	00000000000
	2011	Year Ended 2010	2009

Investing activities
Principal payments received and other changes on mortgage loans held for investment, subject to ABS nonrecourse debt	40,000	48,838	–
Property and equipment additions, net of disposals	(19,742)	(3,936)	(3,029)
Acquisition of equity method investee	(6,600)	–	–
Deposits on reverse mortgage servicing rights, net	(26,893)	–	–
Deposits on / purchase of forward mortgage servicing rights, net of liabilities incurred	(96,467)	(17,812)	(1,169)
Proceeds from sales of REO	27,823	74,107	34,181

Net cash (used in) / provided by investing activities	(81,879)	101,197	29,983

Financing activities
Transfers from restricted cash, net	16,812	(33,731)	(31,763)
Issuance of nonrecourse debt, net	–	–	191,272
Issuance of unsecured senior notes, net	35,166	243,013	–
Issuance of excess spread financing	40,492	–	–
Increase / (decrease) in notes payable	163,421	(62,099)	(60,395)
Repayment of nonrecourse debt – Legacy assets	(30,433)	(45,364)	(15,809)
Repayment of ABS nonrecourse debt	(58,091)	(103,466)	–
Repayment of excess servicing spread financing	(2,207)	–	–
Capital contributions from members	–	–	20,700
Distributions to parent	(4,348)	–	–
Debt financing costs	(3,462)	(14,923)	(18,059)
Tax related share-based settlement of units by members	(5,346)	(3,396)	–

Net cash provided by / (used in) financing activities	152,004	(19,966)	85,946

Net increase in cash and cash equivalents	41,222	(20,422)	32,288
Cash and cash equivalents at beginning of period	21,223	41,645	9,357

Cash and cash equivalents at end of period	$62,445	$21,223	$41,645

Supplemental disclosures of non-cash activities
Transfer of mortgage loans held for sale to REO at fair value	$90	$352	$36,164
Transfer of mortgage loans held for investment to REO at fair value	6,291	18,928	5,561
Transfer of mortgage loans held for sale to held for investment at fair value	–	–	319,183
Transfer of mortgage loans held for investment, subject to ABS nonrecourse debt to REO at fair value	17,528	37,127	–
Contribution of intercompany payable from parent	–	–	67,251
Change in value of cash flow hedge–accumulated other comprehensive income	(1,071)	1,071	–
Mortgage servicing rights resulting from sale or securitization of mortgage loans	36,474	26,253	8,332
Liabilities incurred from purchase of forward mortgage servicing rights	6,333	–	22,211

See accompanying notes to the consolidated financial statements.

NATIONSTAR MORTGAGE LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, unless otherwise stated)

1. Nature of Business and Basis of Presentation

Nature of Business

Nationstar Mortgage LLC’s (Nationstar or the Company) principal business is the servicing of residential mortgage loans for others and the origination and selling or securitization of single-family conforming mortgage loans to government-sponsored entities (GSE) or other third party investors in the secondary market.

The sale or securitization of mortgage loans typically involves Nationstar retaining the right to service the mortgage loans that it sells. The servicing of mortgage loans includes the collection of principal and interest payments and the assessment of ancillary fees related to the servicing of mortgage loans. Additionally, Nationstar periodically obtains servicing rights through the acquisition of servicing portfolios from third parties and entering into subservicing arrangements.

Basis of Presentation

The consolidated financial statements include the accounts of Nationstar, a Delaware limited liability company, and its wholly owned subsidiaries and those variable interest entities (VIEs) where Nationstar is the primary beneficiary. Nationstar applies the equity method of accounting to investments when the entity is not a VIE and Nationstar is able to exercise significant influence, but not control, over the policies and procedures of the entity but owns less than 50% of the voting interests. Intercompany balances and transactions have been eliminated. Results of operations, assets and liabilities of VIEs are included from the date that the Company became the primary beneficiary through the date the Company ceases to be the primary beneficiary. Nationstar is a subsidiary of FIF HE Holdings LLC (FIF), a subsidiary of Fortress Private Equity Funds III and IV (Fortress). Nationstar evaluated subsequent events through the date these consolidated financial statements were issued.

Corporate Reorganization (Unaudited)

In conjunction with the filing and effectiveness of a Form S-1 Registration Statement under the Securities Act of 1933, Nationstar will become a wholly owned indirect subsidiary of Nationstar Mortgage Holdings Inc. Nationstar Mortgage Holdings Inc. was formed solely for the purpose of reorganizing the structure of FIF HE Holdings LLC (FIF) and Nationstar so that the common stock issuer is a corporation rather than a limited liability company. As such, the existing investors will own common stock rather than equity interests in a limited liability company. Because Nationstar Mortgage Holdings Inc. upon formation and prior to the reorganization, will have had no operations, Nationstar will be the predecessor company. The reorganization will be accounted for as a reorganization under common control and, accordingly, there will be no change in the basis of the assets and liabilities.

2. Significant Accounting Policies

Use of Estimates in Preparation of Consolidated Financial Statements

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States (GAAP). The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates due to factors such as adverse changes in the economy, increases in interest rates, changes in prepayment assumptions, declines in home prices or discrete events adversely affecting specific borrowers, and such differences could be material.

Reclassification Adjustments

Certain prior-period amounts have been reclassified to conform to the current-period presentation.

Cash and Cash Equivalents

Cash and cash equivalents include unrestricted cash on hand and other highly liquid investments having an original maturity of less than three months.

Restricted Cash

Restricted cash consists of certain custodial accounts related to Nationstar’s portfolio securitizations or to collections on certain mortgage loans and mortgage loan advances that have been pledged to various Advance Financing Facilities under Master Repurchase Agreements. Restricted cash also includes certain fees collected on mortgage loan payments that are required to be remitted to a GSE to settle outstanding guarantee fee requirements.

Mortgage Loans Held for Sale

Nationstar maintains a strategy of originating mortgage loan products primarily for the purpose of selling to GSEs or other third party investors in the secondary market. Generally, all newly originated mortgage loans held for sale are delivered to third party purchasers or securitized within three months after origination.

Through September 30, 2009, mortgage loans held for sale were carried at the lower of amortized cost or fair value on an aggregate basis grouped by delinquency status. Effective October 1, 2009, Nationstar elected to measure newly originated prime residential mortgage loans held for sale at fair value, as permitted under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 825, Financial Instruments. Nationstar estimates fair value by evaluating a variety of market indicators, including recent trades and outstanding commitments, calculated on an aggregate basis (see Note 15 – Fair Value Measurements).

In connection with Nationstar’s election to measure mortgage loans held for sale at fair value, Nationstar is no longer permitted to defer the loan originations fees, net of direct loan originations costs associated with these loans. Prior to October 1, 2009, Nationstar deferred all nonrefundable fees and costs as required under ASC 310, Receivables. In accordance with this guidance, loan originations fees, net of direct loan originations costs were capitalized and added as an adjustment to the basis of the individual loans originated. These fees are accreted into income as an adjustment to the loan yield over the life of the loan or recognized when the loan is sold to a third party purchaser.

Mortgage Loans Held for Investment, Subject to Nonrecourse Debt – Legacy Assets, Net

Mortgage loans held for investment, subject to nonrecourse debt – Legacy Assets principally consist of nonconforming or subprime mortgage loans securitized which serve as collateral for the issued debt. These loans were transferred on October 1, 2009 from mortgage loans held for sale at fair value on the transfer date, as determined by the present value of expected future cash flows, with no valuation allowance recorded. The difference between the undiscounted cash flows expected and the investment in the loan is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at transfer are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the transfer are recognized prospectively through adjustment of the yield on the loans over the remaining life. Decreases in expected cash flows subsequent to transfer are recognized as a valuation allowance.

Allowance for Loan Losses on Mortgage Loans Held for Investment

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

Nationstar accounts for the loans that were transferred to held for investment from held for sale during October 2009 in a manner similar to ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. At the date of transfer, management evaluated such loans to determine whether there was evidence of deterioration of credit quality since acquisition and if it was probable that Nationstar would be unable to collect all amounts due according to the loan’s contractual terms. The transferred loans were aggregated into separate pools of loans based on common risk characteristics (loan delinquency). Nationstar considers expected prepayments, and estimates the amount and timing of undiscounted expected principal, interest, and other cash flows for each aggregated pool of loans. The determination of expected cash flows utilizes internal inputs such as prepayment speeds and credit losses. These internal inputs require the use of judgment and can have a significant impact on the accretion of income and/or valuation allowance. Nationstar determines the excess of the pool’s scheduled contractual principal and contractual interest payments over all cash flows expected as of the transfer date as an amount that should not be accreted (nonaccretable difference). The remaining amount is accreted into interest income over the remaining life of the pool of loans (accretable yield).

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

Substantially, all mortgage loans held for investment were transferred from mortgage loans held for sale at fair value in October 2009.

Mortgage Loans Held for Investment, Subject to ABS Nonrecourse Debt, Net

Effective January 1, 2010, new accounting guidance eliminated the concept of a Qualifying Special Purpose Entity (QSPE) and all existing securitization trusts are considered VIEs and are subject to new consolidation guidance provided in ASC 810. Upon consolidation of any VIEs, Nationstar recognized the securitized mortgage loans related to these securitization trusts as mortgage loans held for investment, subject to ABS nonrecourse debt (see Note 3, Variable Interest Entities and Securitizations). Additionally, Nationstar elected the fair value option provided for by ASC 825-10.

In December 2011, Nationstar sold its remaining variable interest in a securitization trust that has been a consolidated VIE since January 1, 2010 and deconsolidated the VIE. Upon deconsolidation of this VIE, Nationstar derecognized the securitized mortgage loans held for investment, subject to ABS nonrecourse debt, the related ABS nonrecourse debt, as well as certain other assets and liabilities of the securitization trust, and recognized any mortgage servicing rights on the consolidated balance sheet.

Receivables from Affiliates

Nationstar engages in periodic transactions with Nationstar Regular Holdings, Ltd., a subsidiary of FIF. These transactions typically involve the monthly payment of principal and interest advances that are required to be remitted to the securitization trusts as required under various Pooling and Servicing Agreements. These amounts are later repaid to Nationstar when principal and interest advances are recovered from the respective borrowers. In addition, receivables from affiliates include amounts due to FIF from settlements on interest rate swap agreements between FIF and various financial institutions. These settled amounts are collected by Nationstar and are ultimately due to FIF.

Mortgage Servicing Rights (MSRs)

Nationstar recognizes MSRs related to all existing residential mortgage loans transferred to a third party in a transfer that meets the requirements for sale accounting and for which the servicing rights are retained. Additionally, Nationstar may acquire the rights to service residential mortgage loans that do not relate to assets transferred by Nationstar through the purchase of these rights from third parties.

Nationstar identifies MSRs related to all existing forward residential mortgage loans transferred to a third party in a transfer that meets the requirements for sale accounting or through the acquisition of rights to service forward residential mortgage loans that do not relate to assets transferred by Nationstar through the purchase of these rights from third parties as a class of MSR. Nationstar applies fair value accounting to this class of MSRs, with all changes in fair value recorded as charges or credits to servicing fee income in accordance with ASC 860-50, Servicing Assets and Liabilities.

Additionally, Nationstar has entered into a contract to acquire and hold servicing rights for reverse mortgage loans. For this class of servicing rights, Nationstar will apply the amortization method (i.e., lower of cost or market) with the capitalized cost of the MSRs amortized in proportion and over the period of the estimated net future servicing income and recognized as an adjustment to servicing fee income. The expected period of the estimated net servicing income is based, in part, on the expected prepayment period of the underlying reverse mortgages. This class of MSRs will be periodically evaluated for impairment. For purposes of measuring impairment, MSRs will be stratified based on predominant risk characteristics of the underlying serviced loans. These risk characteristics include loan type (fixed or adjustable rate), term and interest rate. Impairment, if any, will represent the excess of amortized cost of an individual stratum over its estimated fair value and will be recognized through a valuation allowance.

Property and Equipment, Net

Property and equipment, net is comprised of land, furniture, fixtures, leasehold improvements, computer software, and computer hardware. These assets are stated at cost less accumulated depreciation. Repairs and maintenance are expensed as incurred. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets. Cost and accumulated depreciation applicable to assets retired or sold are eliminated from the accounts, and any resulting gains or losses are recognized at such time through a charge or credit to general and administrative expenses.

Real Estate Owned (REO), Net

Nationstar holds REO as a result of foreclosures on delinquent mortgage loans. REO is recorded at estimated fair value less costs to sell at the date of foreclosure. Any subsequent declines in fair value are credited to a valuation allowance and charged to operations as incurred.

Variable Interest Entities

Nationstar has been the transferor in connection with a number of securitizations or asset-backed financing arrangements, from which Nationstar has continuing involvement with the underlying transferred financial assets. Nationstar aggregates these securitizations or asset-backed financing arrangements into two groups: 1) securitizations of residential mortgage loans that were accounted for as sales and 2) financings accounted for as secured borrowings.

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

Prior to January 1, 2010, Nationstar evaluated each special purpose entity (SPE) for classification as a QSPE. QSPEs were not consolidated in Nationstar’s consolidated financial statements. When an SPE was determined to not be a QSPE, Nationstar further evaluated it for classification as a VIE. When an SPE met the definition of a VIE, and when it was determined that Nationstar was the primary beneficiary, Nationstar included the SPE in its consolidated financial statements.

Effective January 1, 2010, new accounting guidance eliminated the concept of a QSPE and all existing SPEs are subject to new consolidation guidance. Upon adoption of this new accounting guidance, Nationstar identified certain securitization trusts where Nationstar, or through its affiliates, continued to hold beneficial interests in these trusts. These retained beneficial interests obligate Nationstar to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant. In addition, Nationstar as Master Servicer on the related mortgage loans, retains the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE. When it is determined that Nationstar has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE, the assets and liabilities of these VIEs are included in Nationstar’s consolidated financial statements. Upon consolidation of these VIEs, Nationstar derecognized all previously recognized beneficial interests obtained as part of the securitization, including any retained investment in debt securities, mortgage servicing rights, and any remaining residual interests. In addition, Nationstar recognized the securitized mortgage loans as mortgage loans held for investment, subject to ABS nonrecourse debt, and the related asset-backed certificates (ABS nonrecourse debt) acquired by third parties as ABS nonrecourse debt on Nationstar’s consolidated balance sheet.

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

Under the existing pooling and servicing agreements of these securitization trusts, the principal and interest cash flows on the underlying securitized loans are used to service the asset-backed certificates. Accordingly, the timing of the principal payments on this nonrecourse debt is dependent on the payments received on the underlying mortgage loans and liquidation of REO.

Nationstar consolidates the SPEs created for the purpose of issuing debt supported by collections on loans and advances that have been transferred to it as VIEs, and Nationstar is the primary beneficiary of these VIEs. Nationstar consolidates the assets and liabilities of the VIEs onto its consolidated financial statements.

In December 2011, Nationstar sold its remaining variable interest in a securitization trust that had been a consolidated VIE since January 1, 2010 and deconsolidated the VIE. In accordance with ASC 810, Consolidation, Nationstar evaluated this securitization trust and determined that Nationstar no longer has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Consequently, this securitization trust was derecognized as of December 31, 2011. Upon deconsolidation of this VIE, Nationstar derecognized the securitized mortgage loans held for investment, subject to ABS nonrecourse debt, the related ABS nonrecourse debt, as well as certain other assets and liabilities of the securitization trust, and recognized any mortgage servicing rights on the consolidated balance sheet. The impact of this derecognition on Nationstar’s consolidated statement of operations was recognized in 2011 in the fair value changes in ABS securitizations line item.

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

Nationstar actively manages the risk profiles of its IRLCs and mortgage loans held for sale on a daily basis. To manage the price risk associated with IRLCs, Nationstar enters into forward sales of MBS in an amount equal to the portion of the IRLC expected to close, assuming no change in mortgage interest rates. In addition, to manage the interest rate risk associated with mortgage loans held for sale, Nationstar enters into forward sales of MBS to deliver mortgage loan inventory to investors. The estimated fair values of forward sales of MBS and forward sale commitments are based on quoted market values and are recorded as a component of other assets and mortgage loans held for sale, respectively, in the consolidated balance sheets. The initial and subsequent changes in value on forward sales of MBS and forward sale commitments are a component of gain (loss) on mortgage loans held for sale.

Periodically, Nationstar has entered into interest rate swap agreements to hedge the interest payment on the warehouse debt and securitization of its mortgage loans held for sale. These interest rate swap agreements generally require Nationstar to pay a fixed interest rate and receive a variable interest rate based on LIBOR. Unless designated as an accounting hedge, Nationstar records losses on interest rate swaps as a component of gain/(loss) on interest rate swaps and caps in Nationstar’s consolidated statements of operations. Unrealized losses on undesignated interest rate derivatives are separately disclosed under operating activities in the consolidated statements of cash flows.

On October 1, 2010, the Company designated an existing interest rate swap as a cash flow hedge against outstanding floating rate financing associated with the Nationstar Mortgage Advance Receivables Trust 2009-ABS financing. This interest rate swap was a cash flow hedge under ASC 815 and was recorded at fair value on the Company’s consolidated balance sheet, with any changes in fair value being recorded as an adjustment to other comprehensive income. To qualify as a cash flow hedge, the hedge must be highly effective at reducing the risk associated with the exposure being hedged and must be formally designated at hedge inception. Nationstar considers a hedge to be highly effective if the change in fair value of the derivative hedging instrument is within 80% to 125% of the opposite change in the fair value of the hedged item attributable to the hedged risk. Ineffective portions of the cash flow hedge are reflected in earnings as they occur as a component of interest expense. In conjunction with the October 2011 amendment to the 2010-ABS Advance Financing Facility, Nationstar paid off its 2009-ABS Advance Financing Facility and transferred the related collateral to the 2010-ABS Advance Financing Facility. Concurrently with the repayment of 2009-ABS Advance Financing Facility Nationstar de-designated the underlying interest rate swap on the 2009-ABS Advance Financing Facility. The interest rate swap associated with the 2010-ABS Advance Financing Facility was served an economic hedge for the remainder of 2011.

During 2008, Nationstar entered into interest rate cap agreements to hedge the interest payment on the servicing advance facility. These interest rate cap agreements generally require an upfront payment and receive cash flow only when a variable rate based on LIBOR exceeds a defined interest rate. These interest rate cap agreements are not designated as hedging instruments, and unrealized gains and losses are recorded in loss on interest rate swaps and caps in Nationstar’s consolidated statements of operations.

Interest Income

Interest income is recognized using the interest method. Revenue accruals for individual loans are suspended and accrued amounts reversed when the mortgage loan becomes contractually delinquent for 90 days or more. Delinquency payment status is based on the most recently received payment from the borrower. The accrual is resumed when the individual mortgage loan becomes less than 90 days contractually delinquent. For individual loans that have been modified, a period of six timely payments is required before the loan is returned to an accrual basis. Interest income also includes (1) interest earned on custodial cash deposits associated with the mortgage loans serviced and (2) deferred originations income, net of deferred originations costs and other revenues derived from the originations of mortgage loans, which is deferred and recognized over the life of a mortgage loan or recognized when the related loan is sold to a third party purchaser.

Servicing Fee Income

Servicing fees include contractually specified servicing fees, late charges, prepayment penalties and other ancillary charges. Servicing encompasses, among other activities, the following processes: billing, collection of payments, movement of cash to the payment clearing bank accounts, investor reporting, customer service, recovery of delinquent payments, instituting foreclosure, and liquidation of the underlying collateral.

Nationstar recognizes servicing and ancillary fees as they are earned, which is generally upon collection of the payments from the borrower. In addition, Nationstar also receives various fees in the course of providing servicing on its various portfolios. These fees include modification fees for modifications performed outside of government programs, modification fees for modifications pursuant to various government programs, and incentive fees for servicing performance on specific GSE portfolios.

Fees recorded on modifications of mortgage loans held for investment performed outside of government programs are deferred and recognized as an adjustment to the loans held for investment. These fees are accreted into interest income as an adjustment to the loan yield over the life of the loan. Fees recorded on modifications of mortgage loans serviced by Nationstar for others are recognized on collection and are recorded as a component of service fee income. Fees recorded on modifications pursuant to various government programs are recognized when Nationstar has completed all necessary steps and the loans have performed for the minimum required time frame to establish eligibility for the fee. Revenue earned on modifications pursuant to various government programs is included as a component of service fee income. Incentive fees for servicing performance on specific GSE portfolios are recognized as various incentive standards are achieved and are recorded as a component of service fee income.

Sale of Mortgage Loans

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (i) the assets have been isolated from Nationstar, (ii) the transferee has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (iii) Nationstar does not maintain effective control over the transferred assets through either (a) an agreement that entitles and obligates Nationstar to repurchase or redeem them before their maturity or (b) the ability to unilaterally cause the holder to return specific assets.

Loan securitizations structured as sales, as well as whole loan sales, are accounted for in accordance with ASC 860, Transfers and Servicing, and the resulting gains on such sales, net of any accrual for recourse obligations, and are reported in operating results during the period in which the securitization closes or the sale occurs.

Share-Based Compensation Expense

Share-based compensation is recognized in accordance with ASC 718, Compensation–Stock Compensation. This guidance requires all share-based payments to employees, including grants of employee stock options, to be recognized as an expense in the consolidated statements of operations, based on their fair values. The amount of compensation is measured at the fair value of the awards when granted and this cost is expensed over the required service period, which is normally the vesting period of the award.

Advertising Costs

Advertising costs are expensed as incurred and are included as part of general and administrative expenses.

Income Taxes

For federal income tax purposes, Nationstar has elected to be a disregarded entity and is treated as a branch of its parent, FIF HE Holdings LLC. FIF HE Holdings LLC is taxed as a partnership, whereby all income is taxed at the member level. Certain states impose income taxes on LLC’s. However, Nationstar does not believe it is subject to material state or local income tax in any of the jurisdictions in which it does business.

Recent Accounting Developments

Accounting Standards Update No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements (Update No. 2011-03). Update No. 2011-03 is intended to improve the accounting and reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. This amendment removes the criterion pertaining to an exchange of collateral such that it should not be a determining factor in assessing effective control, including (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not changed by the amendments in the update. The amendments in this update will be effective for interim and annual periods beginning after December 15, 2011. The adoption of Update No. 2011-03 will not have a material impact on Nationstar’s financial condition, liquidity or results of operations.

Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (Update No. 2011-04). Update No. 2011-04 is intended to provide common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (IFRS). The changes required in this update include changing the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this update are to be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. The adoption of Update No. 2011-04 will not have a material impact on Nationstar’s financial condition, liquidity or results of operations.

Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (Update No. 2011-05). Update No. 2011-05 is intended to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. Update No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and now requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this update are to be applied retrospectively and are effective for interim and annual periods beginning after December 15, 2011. The adoption of Update No. 2011-05 will not have a material impact on Nationstar’s financial condition, liquidity or results of operations.

Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No 2011-05 (Update No. 2011-12). Update 2011-12 is intended to temporarily defer the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income as required by Update No. 2011-05. All other requirements in Update 2011-05 are not affected by this update. This update does not change the requirement to present reclassifications adjustments within other comprehensive income either on the face of the statement that reports other comprehensive income or in the notes to the financial statements (Update 2011-05). The amendments in this update are effective for interim and annual periods beginning after December 15, 2011. The adoption of Update No. 2011-12 will not have a material impact on our financial condition, liquidity or results of operations.

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

Effective January 1, 2010, new accounting guidance eliminated the concept of a QSPE and all existing SPEs are subject to new consolidation guidance. Upon adoption of this new accounting guidance, Nationstar identified certain securitization trusts where Nationstar had both the power to direct the activities that most significantly impacted the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE, the assets and liabilities of these VIEs were included in Nationstar’s consolidated financial statements. The net effect of the accounting change on January 1, 2010 members’ equity was an $8.1 million charge to members’ equity.

In December 2011, Nationstar sold its remaining variable interest in a securitization trust that had been a consolidated VIE since January 1, 2010 and deconsolidated the VIE. In accordance with ASC 810 Nationstar has evaluated this securitization trust and determined that Nationstar no longer has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE, and this securitization trust was derecognized as of December 31, 2011. Upon deconsolidation of this VIE, Nationstar derecognized the securitized mortgage loans held for investment, subject to ABS nonrecourse debt, the related ABS nonrecourse debt, as well as certain other assets and liabilities of the securitization trust, and recognized any MSRs on the consolidated balance sheet. The impact of this derecognition on Nationstar’s consolidated statement of operations was recognized in the fourth quarter of 2011 in the fair value changes in ABS securitizations line item.

A summary of the assets and liabilities of Nationstar’s transactions with VIEs included in Nationstar’s consolidated financial statements as of December 31, 2011 and 2010 is presented in the following table (in thousands):

	0000000000000000	0000000000000000	0000000000000000
December 31, 2011	Securitization Trusts (1)	Transfers Accounted for as Secured Borrowings	Total
ASSETS
Restricted cash	$–	$22,316	$22,316
Accounts receivable	–	279,414	279,414
Mortgage loans held for investment, subject to nonrecourse debt	–	237,496	237,496
Mortgage loans held for investment, subject to ABS nonrecourse debt	–	–	–
REO	–	3,668	3,668

Total Assets	$–	$542,894	$542,894

LIABILITIES
Notes payable	$–	$244,574	$244,574
Payables and accrued liabilities	–	977	977
Outstanding servicer advances	–	–	–
Derivative financial instruments, subject to ABS nonrecourse debt	–	–	–
Nonrecourse debt–Legacy Assets	–	112,490	112,490
ABS nonrecourse debt (at fair value)	–	–	–

Total Liabilities	$–	$358,041	$358,041

(1)	In December 2011, Nationstar sold its remaining variable interest in a securitization trust that had been a consolidated VIE since January 1, 2010 and deconsolidated the VIE. Upon deconsolidation of this VIE, Nationstar derecognized the related assets and liabilities.

	0000000000000000	0000000000000000	0000000000000000
December 31, 2010	Securitization Trusts	Transfers Accounted for as Secured Borrowings	Total
ASSETS
Restricted cash	$1,472	$32,075	$33,547
Accounts receivable	2,392	286,808	289,200
Mortgage loans held for investment, subject to nonrecourse debt	–	261,305	261,305
Mortgage loans held for investment, subject to ABS nonrecourse debt	538,440	–	538,440
REO	17,509	9,505	27,014

Total Assets	$559,813	$589,693	$1,149,506

LIABILITIES
Notes payable	$–	$236,808	$236,808
Payables and accrued liabilities	95	1,173	1,268
Outstanding servicer advances(1)	32,284	–	32,284
Derivative financial instruments	–	7,801	7,801
Derivative financial instruments, subject to ABS nonrecourse debt	18,781	–	18,781
Nonrecourse debt–Legacy Assets	–	138,662	138,662
ABS nonrecourse debt (at fair value)	497,289	–	497,289

Total Liabilities	$548,449	$384,444	$932,893

(1) Outstanding servicer advances consists of principal and interest advances paid by Nationstar to cover scheduled payments and interest that have not been timely paid by borrowers. These outstanding servicer advances are eliminated upon the consolidation of the securitization trusts.

A summary of the outstanding collateral and certificate balances for securitization trusts, including any retained beneficial interests and MSRs, that were not consolidated by Nationstar for the periods ending December 31, 2011 and 2010 is presented in the following table (in thousands):

	December 31, 2011	December 31, 2010

Total collateral balances	$ 4,579,142	$ 4,038,978

Total certificate balances	4,582,598	4,026,844

Total mortgage servicing rights at fair value	28,635	26,419

Nationstar has not retained any variable interests in the unconsolidated securitization trusts that were outstanding as of December 31, 2011 or 2010, and therefore does not have a significant maximum exposure to loss related to these unconsolidated VIEs. A summary of mortgage loans transferred to unconsolidated securitization trusts that are 60 days or more past due and the credit losses incurred in the unconsolidated securitization trusts are presented below (in thousands):

	00000000000	00000000000	00000000000	00000000000	00000000000	00000000000
For the year ended,	December 31, 2011		December 31, 2010		December 31, 2009
	Principal Amount of Loans 60 Days or More Past Due	Credit Losses	Principal Amount of Loans 60 Days or More Past Due	Credit Losses	Principal Amount of Loans 60 Days or More Past Due	Credit Losses
Total securitization trusts	$1,066,130	$335,221	$830,953	$242,905	$1,286,234	$871,995

Certain cash flows received from securitization trusts accounted for as sales for the dates indicated were as follows (in thousands):

For the year ended,	December 31, 2011		December 31, 2010		December 31, 2009

	Servicing Fees Received	Loan Repurchases	Servicing Fees Received	Loan Repurchases	Servicing Fees Received	Loan Repurchases

Total securitization trusts	$28,569	$–	$29,129	$–	$ 32,593	$–

4. Consolidated Statement of Cash Flows-Supplemental Disclosure

Total interest paid for the years ended December 31, 2011, 2010, and 2009, was approximately $90.8 million, $91.8 million, and $47.6 million, respectively.

5. Accounts Receivable

Accounts receivable consist primarily of accrued interest receivable on mortgage loans and securitizations, collateral deposits on surety bonds, and advances made to unconsolidated securitization trusts, as required under various servicing agreements related to delinquent loans, which are ultimately paid back to Nationstar from such trusts.

Accounts receivable consist of the following (in thousands):

	0000000000000	0000000000000
	December 31, 2011	December 31, 2010

Delinquent interest advances	$213,737	$148,751

Corporate and escrow advances	299,946	256,921

Insurance deposits	1,750	6,390

Accrued interest (includes $– and $2,392, respectively, subject to ABS nonrecourse debt)	1,512	4,302

Receivables from trusts	4,664	6,607

Accrued servicing fees	20,865	12,789

Other	19,826	5,515

Total accounts receivable	$562,300	$441,275

6. Mortgage Loans Held for Sale and Investment

Mortgage loans held for sale

Mortgage loans held for sale consist of the following (in thousands):

December 31,	2011	2010

Mortgage loans held for sale – unpaid principal balance	$442,596	$365,337
Mark-to-market adjustment	16,030	4,280

Total mortgage loans held for sale	$458,626	$369,617

Mortgage loans held for sale on a nonaccrual status are presented in the following table for the periods indicated (in thousands):

	$000,000,000	$000,000,000	$000,000,000
December 31,	2011	2010	2009

Mortgage loans held for sale – Non-performing	$–	$371	$252

A reconciliation of the changes in mortgage loans held for sale to the amounts presented in the consolidated statements of cash flows for the dates indicated is presented in the following table (in thousands):

	0000000000000	0000000000000
For the year ended December 31,	2011	2010

Mortgage loans held for sale – beginning balance	$369,617	$201,429
Mortgage loans originated and purchased, net of fees	3,412,185	2,791,639
Cost of loans sold, net of fees	(3,339,859)	(2,621,275)
Principal payments received on mortgage loans held for sale and other changes	19,668	(1,349)
Transfer of mortgage loans held for sale to held for investment due to bankruptcy and foreclosures	(2,697)	–
Transfer of mortgage loans held for sale to REO	(288)	(827)

Mortgage loans held for sale – ending balance	$458,626	$369,617

Mortgage loans held for investment, subject to nonrecourse debt- Legacy Assets, net

Mortgage loans held for investment, subject to nonrecourse debt- Legacy Assets, net as of the dates indicated include (in thousands):

	00000000000000000	00000000000000000
December 31,	2011	2010

Mortgage loans held for investment, subject to nonrecourse debt- Legacy Assets, net – unpaid principal balance	$375,720	$411,878
Transfer discount
Accretable	(22,392)	(25,219)
Non-accretable	(104,024)	(117,041)
Allowance for loan losses	(5,824)	(3,298)

Total mortgage loans held for investment, subject to nonrecourse debt-legacy assets, net	$243,480	$266,320

The changes in accretable yield on loans transferred to mortgage loans held for investment, subject to nonrecourse debt- Legacy Assets were as follows (in thousands):

Accretable Yield	Year ended December 31, 2011	Year ended December 31, 2010

Balance at the beginning of the period	$ 25,219	$ 22,040
Additions	–	–
Accretion	(4,131)	(4,082)
Reclassifications from (to) nonaccretable discount	1,304	7,261
Disposals	–	–

Balance at the end of the period	$ 22,392	$ 25,219

Nationstar may periodically modify the terms of any outstanding mortgage loans held for investment, subject to nonrecourse debt-legacy assets, net for loans that are either in default or in imminent default. Modifications often involve reduced payments by borrowers, modification of the original terms of the mortgage loans, forgiveness of debt and/or increased servicing advances. As a result of the volume of modification agreements entered into, the estimated average outstanding life in this pool of mortgage loans has been extended. Nationstar records interest income on the transferred loans on a level-yield method. To maintain a level-yield on these transferred loans over the estimated extended life, Nationstar reclassified approximately $1.3 million and $7.3 million for the years ended December 31, 2011 and 2010, respectively, from nonaccretable difference. Furthermore, the Company considers the decrease in principal, interest, and other cash flows expected to be collected arising from the transferred loans as an impairment, and Nationstar recorded provisions of $3.5 million and $3.3 million for loan losses for the years ended December 31, 2011 and 2010, respectively, on the transferred loans to reflect this impairment.

Nationstar collectively evaluates all mortgage loans held for investment, subject to nonrecourse debt-legacy assets for impairment. The changes in the allowance for loan losses on mortgage loans held for investment, subject to nonrecourse debt-legacy assets, net were as follows (in thousands) for the dates indicated:

	Year ended December 31, 2011
	Performing	Non-Performing	Total
Balance at the beginning of the period	$829	$2,469	$3,298
Provision for loan losses	1,346	2,191	3,537
Recoveries on loans previously charged-off	–	–	–
Charge-offs	(534)	(477)	(1,011)

Balance at the end of the period	$1,641	$4,183	$5,824

Ending balance – Collectively evaluated for impairment	$283,770	$91,950	$375,720

	Year ended December 31, 2010
	Performing	Non-Performing	Total
Balance at the beginning of the period	$–	$–	$–
Provision for loan losses	829	2,469	3,298
Recoveries on loans previously charged-off	–	–	–
Charge-offs	–	–	–

Balance at the end of the period	$829	$2,469	$3,298

Ending balance – Collectively evaluated for impairment	$310,730	$101,148	$411,878

Loan delinquency and Loan-to-Value Ratio (LTV) are common credit quality indicators that Nationstar monitors and utilizes in its evaluation of the adequacy of the allowance for loan losses, of which the primary indicator of credit quality is loan delinquency. LTV refers to the ratio of comparing the loan’s unpaid principal balance to the property’s collateral value. Loan delinquencies and unpaid principal balances are updated monthly based upon collection activity. Collateral values are updated from third party providers on a periodic basis. The collateral values used to derive the LTV’s shown below were obtained at various dates, but the majority were within the last twenty-four months. For an event requiring a decision based at least in part on the collateral value, the Company takes its last known value provided by a third party and then adjusts the value based on the applicable home price index.

The following tables provide the outstanding unpaid principal balance of Nationstar’s mortgage loans held for investment by credit quality indicators as of December 31, 2011 and 2010.

	December 31, 2011	December 31, 2010

	(in thousands)
Credit Quality by Delinquency Status
Performing	$283,770	$310,730
Non-Performing	91,950	101,148

Total	$375,720	$411,878

Credit Quality by Loan-to-Value Ratio
Less than 60	$42,438	$47,568
Less than 70 and more than 60	15,968	17,476
Less than 80 and more than 70	25,190	26,771
Less than 90 and more than 80	32,620	36,079
Less than 100 and more than 90	33,708	37,551
Greater than 100	225,796	246,433

Total	$375,720	$411,878

Performing loans refer to loans that are less than 90 days delinquent. Non-performing loans refer to loans that are greater than 90 days delinquent.

Mortgage loans held for investment, subject to ABS nonrecourse debt

In December 2011, Nationstar sold its remaining variable interest in a securitization trust that had been a consolidated VIE since January 1, 2010 and deconsolidated the VIE. Upon deconsolidation of this VIE, Nationstar derecognized the securitized mortgage loans held for investment, subject to ABS nonrecourse debt, the related ABS nonrecourse debt, as well as certain other assets and liabilities of the securitization trust, and recognized any mortgage servicing rights on the consolidated balance sheet.

Mortgage loans held for investment, subject to ABS nonrecourse debt as of December 31, 2010 includes (in thousands):

December 31, 2010
Mortgage loans held for investment, subject to ABS nonrecourse debt – unpaid principal balance	$ 983,106
Fair value adjustment	(444,666)

Mortgage loans held for investment, subject to ABS nonrecourse debt, net	$ 538,440

As of December 31, 2010 approximately $223.5 million of the unpaid principal balance of mortgage loans held for investment, subject to ABS nonrecourse debt were over 90 days past due. The fair value of such loans was approximately $117.6 million.

7. Investment in Debt Securities

Nationstar held bonds retained from securitization trusts as of December 31, 2009 that were classified as available-for-sale securities and were carried at fair value (in thousands). Effective January 1, 2010 all existing securitization trusts are considered VIEs and upon consolidation of these VIEs, Nationstar derecognized all previously recognized beneficial interests, including retained investment in debt securities, obtained as part of the securitization (see Note 3 – Variable Interest Entities & Securitizations).

The following table presents a summary of other-than-temporary losses recognized on outstanding debt securities for the period before the consolidation (in thousands):

Year Ended December 31, 2009	Other-than- Temporary
Retained bonds security rating
BBs	$(5,505)
Bs	(1,214)

Total retained bonds	(6,719)
Retained net interest margin securities	(90)

Loss on available-for-sale securities – other-than-temporary	$(6,809)

8. Mortgage Servicing Rights (MSRs)

MSRs at fair value

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

The fair value of the MSRs is based upon the present value of the expected future cash flows related to servicing these loans. Nationstar receives a base servicing fee ranging from 0.25% to 0.50% annually on the remaining outstanding principal balances of the loans. The servicing fees are collected from investors. Nationstar determines the fair value of the MSRs by the use of a cash flow model that incorporates prepayment speeds, discount rate, and other assumptions (including servicing costs) that management believes are consistent with the assumptions other major market participants use in valuing the MSRs. Certain of the forward loans underlying the MSRs are prime agency and government conforming residential forward mortgage loans and as such are more interest rate sensitive whereas the remaining MSRs are more credit sensitive. The nature of the forward loans underlying the MSRs affects the assumptions that management believes other major market participants use in the valuing the MSRs. During 2010, Nationstar began obtaining third party valuations of a portion of its MSRs to assess the reasonableness of the fair value calculated by the cash flow model.

Certain of the forward loans underlying the mortgage servicing rights carried at fair value that are owned by Nationstar are credit sensitive in nature and the value of these mortgage servicing rights is more likely to be affected from changes in credit losses than from interest rate movement. The remaining forward loans underlying Nationstar’s MSRs held at fair value are prime agency and government conforming residential mortgage loans for which the value of these MSRs is more likely to be affected from interest rate movement than changes in credit losses.

Nationstar used the following weighted average assumptions in estimating the fair value of MSRs for the dates indicated:

Credit Sensitive MSRs	December 31, 2011	December 31, 2010

Discount rate	25.71%	24.96%
Total prepayment speeds	15.80%	18.13%
Expected weighted-average life	5.15 years	4.90 years
Credit losses	35.42%	36.71%

Interest Rate Sensitive MSRs	December 31, 2011	December 31, 2010

Discount rate	10.46%	13.57%
Total prepayment speeds	19.02%	17.19%
Expected weighted-average life	5.04 years	5.12 years
Credit losses	9.73%	8.80%

The activity of MSRs carried at fair value is as follows for the year ended December 31, 2011 and 2010 (in thousands):

Year ended December 31,	2011	2010

Fair value at the beginning of the period	$145,062	$114,605
Additions:
Servicing resulting from transfers of financial assets	36,474	26,253
Recognition of servicing assets from derecognition of variable interest entities	5,714	2,866
Purchases of servicing assets	102,800	17,812
Deductions:
Derecognition of servicing assets due to new accounting guidance on consolidation of variable interest entities	–	(10,431)
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	(14,207)	9,455
Other changes in fair value	(24,793)	(15,498)

Fair value at the end of the period	$251,050	$145,062

Unpaid principal balance of forward loans serviced for others
Originated or purchased mortgage loans
Credit sensitive loans	$32,408,623	$24,964,329
Interest sensitive loans	11,844,831	6,722,312

Total owned loans	$44,253,454	$31,686,641

The following table shows the hypothetical effect on the fair value of the MSRs using various unfavorable variations of the expected levels of certain key assumptions used in valuing these assets at December 31, 2011 and 2010 (in thousands):

	00000000	00000000	00000000	00000000	00000000	00000000
	Discount Rate		Total Prepayment Speeds		Credit Losses
	100 bps Adverse Change	200 bps Adverse Change	10% Adverse Change	20% Adverse Change	10% Adverse Change	20% Adverse Change
December 31, 2011
Mortgage servicing rights	$(6,640)	$(12,929)	$(13,281)	$(25,215)	$(5,081)	$(10,944)
December 31, 2010
Mortgage servicing rights	$(3,828)	$(7,458)	$(8,175)	$(16,042)	$(4,310)	$(9,326)

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

In November 2008, Nationstar acquired MSRs on a portfolio of residential mortgage loans with an aggregate unpaid principal balance of $12.7 billion from a third-party servicer. Nationstar’s share of the acquisition price was $35.4 million. An additional amount was paid by a third-party investor in the underlying loans to the previous servicer. Contemporaneously, Nationstar and the third-party investor entered into a supplemental servicing agreement, which, among other matters, established that any sale by Nationstar of these servicing rights had to be approved by the investor and that if Nationstar were to sell the MSRs in the five-year period following the acquisition transaction, Nationstar would be entitled to the proceeds from the sale of up to a specified amount of the then existing aggregate unpaid principal balance of the underlying mortgage loans, the investor would be entitled to a specified amount, and the remaining excess proceeds, if any, over and above these allocations would be retained by Nationstar. In October 2009, Nationstar acquired MSRs on a portfolio of residential mortgage loans with an aggregate unpaid principal balance of $12.3 billion from another third party servicer. Nationstar’s share of the acquisition price of these servicing rights was $23.4 million. An additional amount was paid by a third-party investor in the underlying loans to the previous servicer. Contemporaneously, Nationstar and the third-party investor entered into a supplemental servicing agreement, which, among other matters, established that any sale by Nationstar of these servicing rights had to be approved by the investor and that if Nationstar were to sell the MSRs following the acquisition transaction, Nationstar would be entitled to the proceeds from the sale of up to a specified amount of the then existing aggregate unpaid principal balance of the underlying mortgage loans, the investor would be entitled to a specified amount, and the remaining excess proceeds, if any, over and above these allocations would be retained by Nationstar. Nationstar carries these MSRs at their estimated fair value, which includes consideration of the effect of the restriction on any sale by Nationstar due to the investor’s right to approve such sale. Under the supplemental servicing agreement, Nationstar is entitled to all of the contractually specified servicing fees, ancillary fees and also certain incentive fees, if certain performance conditions are met, and does not share these servicing revenues with the investor.

MSRs at amortized cost

In December 2011 Nationstar entered into a contract to acquire certain reverse mortgage MSRs with an unpaid principal balance of $7.8 billion. These MSR assets or liabilities will initially be recorded at their fair value and subsequently accounted for using the amortization method. The acquisition was completed in January 2012.

Subserviced loans

In addition to the two classes of MSRs that the Company services for others, Nationstar also subservices loans on behalf of owners of MSRs or loans for a fee. The Company has no recorded value for its subservicing arrangements. At December 31, 2011 and 2010, the unpaid principal balances under subservicing arrangements were $53.7 billion and $30.6 billion, respectively.

Total servicing and ancillary fees from Nationstar’s servicing portfolio of residential mortgage loans are presented in the following table for the periods indicated (in thousands):

	000000000	000000000	000000000
	For the years ended December 31,
	2011	2010	2009

Servicing fees	$191,652	$103,690	$89,893
Ancillary fees	82,099	70,130	28,642

Total servicing and ancillary fees	$273,751	$173,820	$118,535

9. Property and Equipment, Net

Property and equipment, net (in thousands), and the corresponding ranges of estimated useful lives were as follows. Software in development will be substantially deployed in 2012.

	December 31, 2011	December 31, 2010	Range of Estimated Useful Life
Furniture, fixtures and equipment	$33,334	$26,733	3 - 5 years
Capitalized software costs	14,356	10,272	5 years
Building and leasehold improvements	7,887	5,507	1 - 5 years
Software in development and other	6,862	393

	62,439	42,905
Less: Accumulated depreciation and amortization	(39,201)	(35,346)
Plus: Land	835	835

Total property and equipment, net	$24,073	$8,394

10. Other Assets

Other assets consisted of the following (in thousands):

	000000000000	000000000000
December 31,	2011	2010
Derivative financial instruments	$11,302	$8,666
Deferred financing costs	12,059	14,396
Deposits pending on servicing rights acquisitions	28,904	–
Loans subject to repurchase right from Ginnie Mae	35,735	–
Equity method investment	6,493	–
Margin call deposits	4,518	–
Prepaid expenses	4,286	3,379
Unsecured loans	1,827	2,064
Other	1,057	890

Total other assets	$106,181	$29,395

Deposits pending on servicing rights acquisitions primarily consist of amounts transferred to third parties for the future acquisition of mortgage servicing. In December 2011, the Company entered into an agreement with a financial institution to acquire the rights to service reverse mortgages with an unpaid principal balance of approximately $9.5 billion, of which the underlying reserve mortgages are currently owned by an unaffiliated GSE. The purchase of these acquired servicing rights will be executed pending the approval of the GSE. Upon execution of the purchase, Nationstar will assume responsibility for advance obligations on the underlying reverse mortgage loans. At December 31, 2011, the maximum unfunded advance obligation was approximately $1.9 billion. Nationstar deposited $9.0 million with the financial institution for the purchase of these servicing rights. As of December 31, 2011, Nationstar has placed in escrow $17.9 million relating to the purchase of the mortgage servicing rights and related outstanding advance balances with the same financial institution. Such purchase was completed in January 2012. In addition, the Company has entered into separate agreements to purchase forward mortgage servicing rights. These amounts are carried as deposits on acquired servicing rights acquisitions until the underlying forward residential mortgage loan balances are transferred to Nationstar. As of December 31, 2011, Nationstar has deposited $2.0 million with a counterparty for servicing rights on forward mortgages that are expected to be originated and transferred to Nationstar during the first quarter of 2012.

For certain loans sold to GNMA (Ginnie Mae), Nationstar as the servicer has the unilateral right to repurchase without Ginnie Mae’s prior authorization any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. Once Nationstar has the unilateral right to repurchase the delinquent loan, Nationstar has effectively regained control over the loan and under GAAP, must re-recognize the loan on its balance sheet and establish a corresponding repurchase liability as well regardless of Nationstar’s intention to repurchase the loan. At December 31, 2011 the Company’s re-recognized loans included in other assets and the corresponding liability in payables and accrued liabilities was $35.7 million.

In March 2011, Nationstar acquired a 22% interest in ANC Acquisition LLC (ANC) for an initial investment of $6.6 million. ANC is the parent company of National Real Estate Information Services, LP (NREIS) a real estate services company. As Nationstar is able to exercise significant influence, but not control, over the policies and procedures of the entity, and Nationstar owns less than 50% of the voting interests, Nationstar applies the equity method of accounting.

NREIS, an ancillary real estate services and vendor management company, offers comprehensive settlement and property valuation services for both originations and default management channels. Direct or indirect product offerings include title insurance agency, tax searches, flood certification, default valuations, full appraisals and broker price opinions.

A summary of the assets, liabilities, and operations of ANC as of December 31, 2011 are presented in the following tables (in thousands):

December 31, 2011
ASSETS
Cash	$2,486
Accounts receivable	5,296
Receivables from affiliates	92
Equity method investments	2,788
Property and equipment, net	1,995
Goodwill and other intangible assets	33,876
Other assets	590

Total assets	$47,123

LIABILITIES
Notes payable	$4,724
Payables and accrued liabilities	13,236

Total liabilities	$17,960

From Acquisition through December 31, 2011
REVENUES
Sales	$40,479
Cost of sales	(34,047)

Net sales revenues	6,432
OTHER INCOME/(EXPENSE)
Operating costs	(12,805)
Income from equity method investments	1,810
Depreciation and amortization	(1,105)
Gain due to reversal of contingent consideration	5,000
Other income	244
Loss from discontinued operations	(60)

Total other income/(expense)	(6,916)

Net loss	$(484)

Nationstar recorded a net charge to earnings of $0.1 million for the year ended December 31, 2011, related to loss on equity method investments, which is included as a component of other fee income in Nationstar’s consolidated statement of operations.

11. Derivative Financial Instruments

The following table shows the effect of derivative financial instruments that were designated as accounting hedges for the years ended December 31, 2011 and 2010, respectively.

The Effect of Derivative Instruments on the Statement of Operations

(in thousands)

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
For the year ended December 31, 2011
Interest Rate Swap	$(1,071)	Interest Expense	$165	Interest Expense	$2,032

For the year ended December 31, 2010
Interest Rate Swap	$1,071	Interest Expense	$–	Interest Expense	$930

The following tables provide the outstanding notional balances and fair values of outstanding positions for the dates indicated, and recorded gains/(losses) during the periods indicated (in thousands):

	Expiration Dates	Outstanding Notional	Fair Value	Recorded Gains / (Losses)
Year ended December 31, 2011
MORTGAGE LOANS HELD FOR SALE
Loan sale commitments	2012	$28,047	$634	$592
OTHER ASSETS
IRLCs	2012	736,377	11,302	6,598
LIABILITIES
Interest rate swaps and caps	2012-2015	193,500	6,540	1,261
Forward MBS trades	2012	691,725	5,830	(9,792)
Interest rate swap, subject to ABS nonrecourse debt(1)	–	–	–	(8,058)

Year ended December 31, 2010
MORTGAGE LOANS HELD FOR SALE
Loan sale commitments	2011	$28,641	$42	$(1,397)
OTHER ASSETS
IRLCs	2011	391,990	4,703	2,289
Forward MBS trades	2011	546,500	3,963	580
LIABILITIES
Interest rate swaps and caps	2011-2013	429,000	7,801	8,872
Interest rate swap, subject to ABS nonrecourse debt	2013	245,119	18,781	2,049

(1)	In December 2011, Nationstar sold its remaining variable interest in a securitization trust that had been a consolidated VIE since January 1, 2010 and deconsolidated the VIE. Upon deconsolidation of this VIE, Nationstar derecognized the related ABS nonrecourse debt and therefore the underlying interest rate swap, subject to ABS nonrecourse debt.

12. Indebtedness

Notes Payable

A summary of the balances of notes payable for the dates indicated is presented below (in thousands).

	0000000000000	0000000000000	0000000000000	0000000000000
	December 31, 2011		December 31, 2010
	Outstanding	Collateral Pledged	Outstanding	Collateral Pledged
$50 million warehouse facility	$7,310	$7,672	$–	$–
$100 million warehouse facility	16,047	16,715	39,014	40,640
$175 million warehouse facility	46,810	51,040	43,059	45,429
$300 million warehouse facility	251,722	265,083	209,477	223,119
Securities repurchase facility (2011)	11,774	55,603	–	–
2009-ABS advance financing facility	–	–	236,808	285,226
2010-ABS advance financing facility	219,563	249,499	–	–
2011-Agency advance financing facility	25,011	28,811	–	–
MSR note	10,180	16,230	15,733	18,951
ASAP+ facility	104,858	104,006	51,105	53,230
MBS advance financing facility	179,904	182,096	114,562	142,327

Total notes payable	$873,179	$976,755	$709,758	$808,922

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

In October 2009, Nationstar executed an MRA with a financial institution. This MRA states that from time to time Nationstar may enter into transactions, for an aggregate amount of $100 million, in which Nationstar agrees to transfer to the financial institution certain mortgage loans against the transfer of funds by the financial institution, with a simultaneous agreement by the financial institution to transfer such mortgage loans to Nationstar at a certain date, or on demand by Nationstar, against the transfer of funds from Nationstar. The interest rate is based on LIBOR plus a spread of 3.50%. The maturity date of this MRA with the financial institution is January 2013.

In February 2010, Nationstar executed an MRA with a financial institution, which was set to expire in October 2011, but was extended through January 2013. The amended MRA states that from time to time Nationstar may enter into transactions, for an aggregate amount of $175 million, in which Nationstar agrees to transfer to the same financial institution certain mortgage loans against the transfer of funds by the same financial institution, with a simultaneous agreement by the same financial institution to transfer such mortgage loans to Nationstar at a date certain, or on demand by Nationstar, against the transfer of funds from Nationstar. The amended interest rate is based on LIBOR plus a spread ranging from 1.75% to 2.50%.

Nationstar has an MRA with a financial services company, which was amended in February 2012 to expire in February 2013 and reduce the committed amount to $150 million. The MRA states that from time to time Nationstar may enter into transactions, for an aggregate amount of $300 million, in which Nationstar agrees to transfer to the financial services company certain mortgage loans or MBS against the transfer of funds by the financial services company, with a simultaneous agreement by the financial services company to transfer such mortgage loans or MBS to Nationstar at a certain date, or on demand by Nationstar, against the transfer of funds from Nationstar. The interest rate is based on LIBOR plus a margin of 3.25%.

In December 2011, Nationstar entered into a securities repurchase facility with a financial services company that expires in March 2012. The MRA states that Nationstar may from time to time transfer to the financial services company eligible securities against the transfer of funds by the financial services company, with a simultaneous agreement by the financial services company to transfer such securities to Nationstar at a certain date, or on demand by Nationstar, against the transfer of funds from Nationstar. Additionally, the financial services company may elect to extend the transfer date for an additional 90 days at mutually agreed upon terms. The interest rate is based on LIBOR plus a margin of 3.50%. As of December 31, 2011, Nationstar has pledged the Company’s $55.6 million outstanding retained interest in the outstanding Nonrecourse debt - Legacy Assets securitization which was structured as a financing.

Nationstar maintains its 2009-ABS Advance Financing Facility with a financial services company. This facility has the capacity to purchase up to $350 million of advance receivables. The interest rate is based on LIBOR plus a spread ranging from 3.00% to 12.00%. The maturity date of this facility with the financial services company is December 2011. This debt is nonrecourse to Nationstar. In October 2011 this facility was repaid and replaced with the 2010-ABS Advance Financing Facility described below.

In December 2010, Nationstar executed the 2010-ABS Advance Financing Facility with a financial institution. This facility has the capacity to purchase up to $300 million of advance receivables. The interest rate is based on LIBOR plus a spread of 3.00%. This facility was amended in October 2011, and matures in May 2014. In conjunction with this amendment Nationstar paid off the 2009-ABS Advance Financing Facility and transferred the related collateral to the amended 2010-ABS Advance Financing Facility. This debt is nonrecourse to Nationstar.

In October 2011, Nationstar executed the 2011-Agency Advance Facility with a financial institution. This facility has the capacity to borrow up to $75 million and the interest rate is based on LIBOR plus a spread of 2.50%. The maturity date of this facility is October 2012. This facility is secured by servicing advance receivables and is nonrecourse to Nationstar.

In connection with the October 2009 MSR acquisition, Nationstar executed a four-year note agreement with a GSE. As collateral for this note, Nationstar has pledged Nationstar’s rights, title, and interest in the acquired servicing portfolio. The interest rate is based on LIBOR plus 2.50%. The maturity date of this facility is October 2013.

During 2009, Nationstar began executing As Soon As Pooled Plus agreements with a GSE, under which Nationstar transfers to the GSE eligible mortgage loans that are to be pooled into the GSE MBS against the transfer of funds by the GSE. The interest rate is based on LIBOR plus a spread of 1.50%. These agreements typically have a maturity of up to 45 days.

In September 2009, Nationstar executed a one-year committed facility agreement with a GSE, under which Nationstar agrees to transfer to the GSE certain servicing advance receivables against the transfer of funds by the GSE. This facility has the capacity to purchase up to $275 million in eligible servicing advance receivables. The interest rate is based on LIBOR plus a spread of 2.50%. The maturity date of this facility was amended in December 2011 to extend the maturity through December 2012.

Unsecured Senior Notes

In March 2010, Nationstar completed the offering of $250 million of unsecured senior notes, which were issued with an issue discount of $7.0 million for net cash proceeds of $243.0 million, with a maturity date of April 2015. These unsecured senior notes pay interest semi-annually at an interest rate of 10.875%. In September 2011, Nationstar completed an exchange offer of the $250.0 million in 10.875% unsecured senior notes for new notes that have been registered under the Securities Act of 1933. The exchange notes are identical in all material respects to the privately issued notes, except for the transfer restrictions and registrations rights that do not apply to the exchanged notes, and different administrative terms.

The indenture for the unsecured senior notes contains various covenants and restrictions that limit Nationstar’s, or certain of its subsidiaries’, ability to incur additional indebtedness, pay dividends, make certain investments, create liens, consolidate, merge or sell substantially all of their assets, or enter into certain transactions with affiliates.

In December 2011, Nationstar completed an additional offering of $35 million of unsecured senior notes. The additional offering was issued with an issue discount of $0.3 million for net cash proceeds of $34.7 million, with a maturity date of April 2015.

The additional notes will rank equally in right of payment with all of our existing and future senior debt and will rank senior in right of payment to all of our existing and future subordinated debt. The additional notes will be effectively junior in right of payment to all of our existing and future senior secured debt to the extent of the assets securing such debt and to any existing and future liabilities of our non-guarantor subsidiaries.

Nonrecourse Debt–Legacy Assets

In November 2009, Nationstar completed the securitization of approximately $222 million of ABS, which was structured as a secured borrowing. This structure resulted in Nationstar carrying the securitized loans as mortgages on Nationstar’s consolidated balance sheet and recognizing the asset-backed certificates acquired by third parties as nonrecourse debt, totaling approximately $112.5 million and $138.7 million at December 31, 2011 and 2010, respectively. The principal and interest on these notes are paid using the cash flows from the underlying mortgage loans, which serve as collateral for the debt. The interest rate paid on the outstanding securities is 7.50%, which is subject to an available funds cap. The total outstanding principal balance on the underlying mortgage loans serving as collateral for the debt was approximately $373.1 million and $430.0 million at December 31, 2011 and 2010, respectively. Accordingly, the timing of the principal payments on this nonrecourse debt is dependent on the payments received on the underlying mortgage loans. The unpaid principal balance on the outstanding notes was $130.8 million and $161.2 million at December 31, 2011 and 2010, respectively.

ABS Nonrecourse Debt at Fair Value

Effective January 1, 2010, new accounting guidance eliminated the concept of a QSPE, and all existing securitization trusts are considered VIEs and are subject to new consolidation guidance provided in ASC 810. Upon consolidation of these VIEs, Nationstar derecognized all previously recognized beneficial interests obtained as part of the securitization. In addition, Nationstar recognized the securitized mortgage loans as mortgage loans held for investment, subject to ABS nonrecourse debt, and the related asset-backed certificates acquired by third parties as ABS nonrecourse debt on Nationstar’s consolidated balance sheet (see Note 3, Variable Interest Entities and Securitizations). Additionally, Nationstar elected the fair value option provided for by ASC 825-10. The principal and interest on these notes are paid using the cash flows from the underlying mortgage loans, which serve as collateral for the debt. The interest rate paid on the outstanding securities is based on LIBOR plus a spread ranging from 0.13% to 2.00%, which is subject to an interest rate cap.

In December 2011, Nationstar sold its remaining variable interest in a securitization trust that had been a consolidated VIE since January 1, 2010 and deconsolidated the VIE. Upon deconsolidation of this VIE, Nationstar derecognized the securitized mortgage loans held for investment, subject to ABS nonrecourse debt, the related ABS nonrecourse debt, as well as certain other assets and liabilities of the securitization trust, and recognized any mortgage servicing rights on the consolidated balance sheet. The total outstanding principal balance on the underlying mortgage loans and REO serving as collateral for the debt was approximately $1,025.3 million at December 31, 2010. The timing of the principal payments on this ABS nonrecourse debt is dependent on the payments received on the underlying mortgage loans. The outstanding principal balance on the outstanding notes related to these consolidated securitization trusts was $1,037.9 million at December 31, 2010.

Excess Spread Financing Debt at Fair Value

Nationstar acquired mortgage servicing rights on a pool of agency residential mortgage loans (the Portfolio) on September 30, 2011. In December 2011, Nationstar entered into a sale and assignment agreement which is treated as a financing with an indirect wholly owned subsidiary of Newcastle Investment Corp. (Newcastle). Nationstar is an affiliate of Newcastle’s manager. Nationstar, in a transaction accounted for as a financing arrangement, sold to Newcastle the right to receive 65% of the excess cash flow generated from the Portfolio after receipt of a fixed basic servicing fee per loan. The sale price was $43.7 million. Nationstar will retain all ancillary income associated with servicing the Portfolio and 35% of the excess cash flow after receipt of the fixed basic servicing fee. Nationstar will continue to be the servicer of the Portfolio and will provide all servicing and advancing functions. Newcastle will not have prior or ongoing obligations associated with the Portfolio.

Contemporaneous with the above, Nationstar entered into a refinanced loan agreement with Newcastle. Should Nationstar refinance any loan in the Portfolio, subject to certain limitations, Nationstar will be required to transfer the new loan or a replacement loan of similar economic characteristics into the Portfolio. The new or replacement loan will be governed by the same terms set forth in the sale and assignment agreement described above.

Nationstar records acquired servicing rights on forward residential mortgages at fair value, with all subsequent changes in fair value recorded as a charge or credit to servicing fee income in the consolidated statement of operations. Nationstar estimates the fair value of its forward mortgage servicing rights and the excess servicing spread financing using a process that combines the use of a discounted cash flow model and analysis of current market data to arrive at an estimate of fair value. Nationstar elected to measure this financing arrangement at fair value, as permitted under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 825, Financial Instruments to more accurately represent the future economic performance of the acquired MSRs and related excess servicing financing. The fair value of the agreement was $44.6 million at December 31, 2011. This financing is nonrecourse to Nationstar.

Financial Covenants

As of December 31, 2011, Nationstar was in compliance with its covenants on Nationstar’s borrowing arrangements and credit facilities. These covenants generally relate to Nationstar’s tangible net worth, liquidity reserves, and leverage requirements.

13. Repurchase Reserves

Certain whole loan sale contracts include provisions requiring Nationstar to repurchase a loan if a borrower fails to make certain initial loan payments due to the acquirer or if the accompanying mortgage loan fails to meet customary representations and warranties. These representations and warranties are made to the loan purchasers about various characteristics of the loans, such as manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided and typically are in place for the life of the loan. In the event of a breach of the representations and warranties, the Company may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. In addition, an investor may request that Nationstar refund a portion of the premium paid on the sale of mortgage loans if a loan is prepaid within a certain amount of time from the date of sale. Nationstar records a provision for estimated repurchases and premium recapture on loans sold, which is charged to gain (loss) on mortgage loans held for sale. The reserve for repurchases is included as a component of payables and accrued liabilities. The current unpaid principal balance of loans sold by Nationstar represents the maximum potential exposure to repurchases related to representations and warranties. Reserve levels are a function of expected losses based on actual pending and expected claims, repurchase requests, historical experience, and loan volume. While the amount of repurchases and premium recapture is uncertain, Nationstar considers the liability to be adequate.

The activity of the outstanding repurchase reserves were as follows (in thousands):

	$000,000	$000,000	$000,000
	December 31,
	2011	2010	2009
Repurchase reserves, beginning of period	$7,321	$3,648	$3,965
Additions	5,534	4,649	820
Charge-offs	(2,829)	(976)	(1,137)

Repurchase reserves, end of period	$10,026	$7,321	$3,648

14. General and Administrative Expenses

General and administrative expense consists of the following for the dates indicated (in thousands):

	$00,000,000	$00,000,000	$00,000,000
	For the year ended December 31,
	2011	2010	2009

Depreciation and amortization	$4,063	$2,117	$1,767
Advertising	4,723	4,559	3,882
Equipment	4,605	3,862	3,300
Servicing	21,014	14,122	1,951
Telecommunications	3,832	2,347	1,590
Legal and professional fees	16,130	14,736	9,610
Postage	5,978	4,220	2,315
Stationary and supplies	3,964	2,594	1,500
Travel	3,491	2,231	827
Dues and fees	5,404	4,114	2,264
Insurance, Taxes, and Other	8,979	4,011	1,488

Total general and administrative expense	$82,183	$58,913	$30,494

15. Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures, provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value and, therefore, does not expand the use of fair value in any new circumstance.

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

The following describes the methods and assumptions used by Nationstar in estimating fair values:

Cash and Cash Equivalents, Restricted Cash, Notes Payable – The carrying amount reported in the consolidated balance sheets approximates fair value.

Mortgage Loans Held for Sale – Nationstar originates mortgage loans in the U.S. that it intends to sell to Fannie Mae, Freddie Mac, and Ginnie Mae (collectively, the Agencies). Additionally, Nationstar holds mortgage loans that it intends to sell into the secondary markets via whole loan sales or securitizations. Nationstar measures newly originated prime residential mortgage loans held for sale at fair value.

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

Mortgage Loans Held for Investment, subject to nonrecourse debt – Legacy Assets – Nationstar determines the fair value of loans held for investment, subject to nonrecourse debt – Legacy Assets using internally developed valuation models. These valuation models estimate the exit price Nationstar expects to receive in the loan’s principal market. Although Nationstar utilizes and gives priority to observable market inputs such as interest rates and market spreads within these models, Nationstar typically is required to utilize internal inputs, such as prepayment speeds, credit losses, and discount rates. These internal inputs require the use of judgment by Nationstar and can have a significant impact on the determination of the loan’s fair value. As these prices are derived from a combination of internally developed valuation models and quoted market prices, Nationstar classifies these valuations as Level 3 in the fair value disclosures.

Mortgage Loans Held for Investment, subject to ABS nonrecourse debt – Nationstar determines the fair value of loans held for investment, subject to ABS nonrecourse debt using internally developed valuation models. These valuation models estimate the exit price Nationstar expects to receive in the loan’s principal market. Although Nationstar utilizes and gives priority to observable market inputs such as interest rates and market spreads within these models, Nationstar typically is required to utilize internal inputs, such as prepayment speeds, credit losses, and discount rates. These internal inputs require the use of judgment by Nationstar and can have a significant impact on the determination of the loan’s fair value. As these prices are derived from a combination of internally developed valuation models and quoted market prices, Nationstar classifies these valuations as Level 3 in the fair value disclosures. In December 2011, Nationstar sold its remaining variable interest in a securitization trust that had been a consolidated VIE since January 1, 2010 and deconsolidated the VIE. Upon deconsolidation of this VIE, Nationstar derecognized the securitized mortgage loans held for investment, subject to ABS nonrecourse debt.

Mortgage Servicing Rights – Fair Value – Nationstar will typically retain the servicing rights when it sells forward loans into the secondary market. Nationstar estimates the fair value of its forward MSRs using a process that combines the use of a discounted cash flow model and analysis of current market data to arrive at an estimate of fair value. The cash flow assumptions and prepayment assumptions used in the model are based on various factors, with the key assumptions being mortgage prepayment speeds and discount rates. These assumptions are generated and applied based on collateral stratifications including product type, remittance type, geography, delinquency and coupon dispersion. These assumptions require the use of judgment by Nationstar and can have a significant impact on the determination of the MSR’s fair value. Periodically, management obtains third party valuations of a portion of the portfolio to assess the reasonableness of the fair value calculations provided by the cash flow model. Because of the nature of the valuation inputs, Nationstar classifies these valuations as Level 3 in the fair value disclosures.

REO – Nationstar determines the fair value of REO properties through the use of third party appraisals and broker price opinions, adjusted for estimated selling costs. Such estimated selling costs include realtor fees and other anticipated closing costs. These values are adjusted to take into account factors that could cause the actual liquidation value of foreclosed properties to be different than the appraised values. This valuation adjustment is based upon Nationstar’s historical experience with REO. REO is classified as Level 3 in the fair value disclosures.

Derivative Instruments – Nationstar enters into a variety of derivative financial instruments as part of its hedging strategy. The majority of these derivatives are exchange-traded or traded within highly active dealer markets. In order to determine the fair value of these instruments, Nationstar utilizes the exchange price or dealer market price for the particular derivative contract; therefore, these contracts are classified as Level 2. In addition, Nationstar enters into IRLCs with prospective borrowers. These commitments are carried at fair value based on fair value of related mortgage loans which is based on observable market data. Nationstar adjusts the outstanding IRLCs with prospective borrowers based on an expectation that it will be exercised and the loan will be funded. IRLCs are recorded in other assets in the consolidated balance sheets. These IRLCs are classified as Level 2 in the fair value disclosures.

Unsecured Senior Notes – The fair value of unsecured senior notes is based on quoted market prices and is considered Level 1 from the market observable inputs used to determine fair value.

Nonrecourse Debt – Legacy Assets – Nationstar estimates fair value based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. These prices are derived from a combination of internally developed valuation models and quoted market prices.

Excess Spread Financing – Nationstar estimates fair value based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. As these prices are derived from a combination of internally developed valuation models and quoted market prices based on the value of the underlying MSRs, Nationstar classifies these valuations as Level 3 in the fair value disclosures.

ABS Nonrecourse Debt – Nationstar estimates fair value based on the present value of future expected discounted cash flows with the discount rate approximating current market value for similar financial instruments. As these prices are derived from a combination of internally developed valuation models and quoted market prices, Nationstar classifies these valuations as Level 3 in the fair value disclosures. Effective December 2011, Nationstar sold its remaining variable interest in a securitization trust that had been a consolidated VIE since January 1, 2010 and deconsolidated the VIE. Upon deconsolidation of this VIE, Nationstar derecognized the related ABS nonrecourse debt.

The estimated carrying amount and fair value of Nationstar’s financial instruments and other assets and liabilities measured at fair value on a recurring basis is as follows for the dates indicated (in thousands):

		December 31, 2011
		Recurring Fair Value Measurements
	Total Fair Value	Level 1	Level 2	Level 3
ASSETS
Mortgage loans held for sale(1)	$458,626	$–	$458,626	$–
Mortgage servicing rights – fair value(1)	251,050	–	–	251,050
Other assets:
IRLCs	11,302	–	11,302	–

Total assets	$720,978	$–	$469,928	$251,050

LIABILITIES
Derivative financial instruments
Interest rate swaps and caps	$6,540	$–	$6,540	$–
Forward MBS trades	5,830	–	5,830	–
Excess spread financing (at fair value)	44,595	–	–	44,595

Total liabilities	$56,965	$–	$12,370	$44,595

(1)	Based on the nature and risks of these assets and liabilities, the Company has determined that presenting them as a single class is appropriate.

		December 31, 2010

		Recurring Fair Value Measurements

	Total Fair Value	Level 1	Level 2	Level 3
ASSETS
Mortgage loans held for sale(1)	$369,617	$–	$369,617	$–
Mortgage loans held for investment, subject to ABS nonrecourse debt(1)	538,440	–	–	538,440
Mortgage servicing rights(1)	145,062	–	–	145,062
Other assets:
IRLCs	4,703	–	4,703	–
Forward MBS trades	3,963	–	3,963	–

Total assets	$1,061,785	$–	$378,283	$683,502

LIABILITIES
Derivative financial instruments
Interest rate swaps and caps	$7,801	$–	$7,801	$–
Derivative financial instruments, subject to ABS nonrecourse debt	18,781	–	18,781	–
ABS nonrecourse debt (at fair value)(1)	496,692	–	–	496,692

Total liabilities	$523,274	$–	$26,582	$496,692

(1)	Based on the nature and risks of these assets and liabilities, the Company has determined that presenting them as a single class is appropriate.

The table below presents a reconciliation for all of Nationstar’s Level 3 assets and liabilities measured at fair value on a recurring basis for the dates indicated (in thousands):

	ASSETS	LIABILITIES
	Mortgage servicing rights	Excess spread financing
Year ended December 31, 2011
Beginning balance	$ 145,062	$ –
Transfers into Level 3	–	–
Transfers out of Level 3	–	–
Total gains or losses
Included in earnings	(39,000)	3,060
Included in other comprehensive income	–	–
Purchases, issuances, sales and settlements
Purchases	102,800	–
Issuances	36,474	43,742
Sales	–	–
Settlements	5,714	(2,207)

Ending balance	$ 251,050	$ 44,595

	ASSETS			LIABILITIES
	Mortgage loans held for investment, subject to ABS nonrecourse debt	Mortgage servicing rights	Total assets	ABS non- recourse debt
Year ended December 31, 2010
Beginning balance (1)	$928,891	$104,174	$1,033,065	$884,846
Transfers into Level 3	–	–	–	–
Transfers out of Level 3	–	–	–	–
Total gains or losses
Included in earnings	71,239	(6,043)	65,196	16,938
Included in other comprehensive income	–	–	–	–
Purchases, issuances, sales and settlements
Purchases	–	17,812	17,812	–
Issuances	–	26,253	26,253	–
Sales	–	–	–	–
Settlements	(461,690)	2,866	(458,824)	(405,092)

Ending balance	$538,440	$145,062	$683,502	$496,692

(1)	Amounts include derecognition of previously retained beneficial interests and mortgage servicing rights upon adoption of ASC 810 related to consolidation of certain VIEs.

The table below presents the items which Nationstar measures at fair value on a nonrecurring basis (in thousands).

				Total Estimated Fair Value	Total Gains (Losses) Included in Earnings
	Nonrecurring Fair Value Measurements
	Level 1	Level 2	Level 3

Year ended December 31, 2011
Assets
REO(1)	$–	$–	$3,668	$3,668	$(6,833)

Total assets	$–	$–	$3,668	$3,668	$(6,833)

Year ended December 31, 2010
Assets
REO(1)	$–	$–	$27,337	$27,337	$–

Total assets	$–	$–	$27,337	$27,337	$–

(1)	Based on the nature and risks of these assets and liabilities, the Company has determined that presenting them as a single class is appropriate.

The table below presents a summary of the estimated carrying amount and fair value of Nationstar’s financial instruments (in thousands).

	December 31, 2011		December 31, 2010

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$62,445	$62,445	$21,223	$21,223
Restricted cash	71,499	71,499	91,125	91,125
Mortgage loans held for sale	458,626	458,626	369,617	369,617
Mortgage loans held for investment, subject to nonrecourse debt – Legacy assets	243,480	226,890	266,320	238,515
Mortgage loans held for investment, subject to ABS nonrecourse debt	–	–	538,440	538,440
Derivative instruments	11,302	11,302	8,666	8,666

Financial liabilities:
Notes payable	873,179	873,179	709,758	709,758
Unsecured senior notes	280,199	282,150	244,061	244,375
Derivative financial instruments	12,370	12,370	7,801	7,801
Derivative instruments, subject to ABS nonrecourse debt	–	–	18,781	18,781
Nonrecourse debt - Legacy assets	112,490	114,037	138,662	140,197
Excess spread financing (at fair value)	44,595	44,595	–	–
ABS nonrecourse debt (at fair value)	–	–	496,692	496,692

16. Employee Benefits

Nationstar holds a contributory defined contribution plan (401(k) plan) that covers substantially all full-time employees. Nationstar matches 50% of participant contributions, up to 6% of each participant’s total eligible annual base compensation. Matching contributions totaled approximately $2.3 million, $1.5 million, and $1.0 million for the years ended December 31, 2011, 2010, and 2009, respectively.

17. Member’s Equity

The limited liability company interests in FIF HE Holdings LLC are represented by four separate classes of units, Class A Units, Class B Units, Class C Preferred Units and Class D Preferred Units, as defined in the FIF HE Holdings LLC Amended and Restated Limited Liability Company Agreement dated December 31, 2008 (the Agreement). Class A Units have voting rights and Class B Units, Class C Preferred Units and Class D Preferred Units have no voting rights. Distributions and allocations of profits and losses to members are made in accordance with the Agreement. Class C Preferred Units and Class D Preferred Units represent preferred priority return units, accruing distribution preference on any contributions at an annual rate of 15% and 20%, respectively.

A total of 100,887 Class A Units were granted to certain management members on the date of Nationstar’s acquisition by FIF. No consideration was paid for the Class A Units, and these units vest in accordance with the Vesting Schedule per the Agreement, generally in years three through five after grant date. All of these outstanding units were completely vested as of July 11, 2011.

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

Simultaneously with the execution of the Fifth Agreement, FIF HE Holdings LLC executed several Restricted Series I Preferred Stock Unit Award Agreements (PRSU Agreements). These Agreements provided for a total of 3,304,000 Class C Units and 3,348,000 Class D Units to be granted to certain management members. No consideration was paid for the granted units, and the units vest in accordance with the Vesting Schedule per the PRSU Agreements.

These awards were valued using a sum of the parts analysis in computing the fair value of the Company’s equity. The analysis adds the value of the servicing and originations businesses to the value of the assets and securities that Nationstar owns. The value of the servicing and originations businesses is derived using both a market approach and an income approach. The market approach considers market multiples from public company examples in the industry. The income approach employs a discounted cash flow analysis that utilizes several factors to capture the ongoing cash flows of the business and then is discounted with an assumed equity cost of capital. The valuation of the assets applies a net asset value method utilizing a variety of assumptions, including assumptions for prepayments, cumulative losses and other variables. Recent market transactions, experience with similar assets and securities, current business combinations, and analysis of the underlying collateral, as available, are considered in the valuation.

The Class A, Class C and Class D Units were scheduled to vest over 1.8 years. The vesting schedule of these Units is as follows:

	September 17, 2010	June 30, 2011	June 30, 2012	Total
Class A Units	93,494	182,016	182,016	457,526

Class C Units	1,101,332	1,101,334	1,101,334	3,304,000

Class D Units	1,116,000	1,116,000	1,116,000	3,348,000

The weighted average grant date fair value of the Units was $4.23. Effective during 2011, the Company filed an offering document with the Securities and Exchange Commission. As a result, the Company revalued the preferred unit awards based on the fair value of the repurchase option at the balance sheet date. Subsequent to December 31, 2011, Nationstar expects to recognize $3.9 million of compensation expense in the first six months of 2012 for employee and non-employee awards.

Total share-based compensation expense, net of forfeitures, recognized for the years ended, December 31, 2011, 2010 and 2009 is provided in the table below (in thousands).

For the year ended December 31,
2011	2010	2009
$14,815	$12,856	$827

18. Capital Requirements

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

Among Nationstar’s various capital requirements related to its outstanding selling and servicing agreements, the most restrictive of these requires Nationstar to maintain a minimum adjusted net worth balance of $132.3 million. As of December 31, 2011, Nationstar was in compliance with all of its selling and servicing capital requirements.

Additionally, Nationstar is required to maintain a minimum tangible net worth of at least $175 million as of each quarter-end related to its outstanding Master Repurchase Agreements on its outstanding repurchase facilities. As of December 31, 2011, Nationstar was in compliance with these minimum tangible net worth requirements.

19. Commitments and Contingencies

Litigation and Regulatory Matters

In the ordinary course of business, Nationstar and its subsidiaries and current and former officers and employees (for the purposes of this section, sometimes collectively referred to as the Company and Related Parties) are routinely named as defendants in various legal actions, including class actions and other litigation, arising in connection with activities related to a national mortgage servicer and lender. Certain of the actual or threatened legal actions include claims for substantial compensatory, punitive and/or, statutory damages or claims for an indeterminate amount of damages. Further, in the ordinary course of business the Company and Related Parties can be or are involved in governmental and regulatory examinations, information gathering requests, investigations and proceedings (both formal and informal), regarding the Company’s business, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief.

The Company seeks to resolve all litigation and regulatory matters in the manner management believes is in the best interest of the Company and contests liability, allegations of wrongdoing and, where applicable, the amount of damages or scope of any penalties or other relief sought as appropriate in each pending matter. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with outstanding legal and regulatory proceedings utilizing the latest information available. Where available information indicates that it is probable a liability has been incurred and the Company can reasonably estimate the amount of that loss an accrued liability is established. The actual costs of resolving these proceedings may be substantially higher or lower than the amounts accrued.

A 50 state task force of attorneys general as well as certain federal agencies are investigating issues related to the conduct of certain mortgage servicing companies and related service providers, in connection with mortgage foreclosures. While the Company is not involved in the investigation or negotiations regarding a settlement, the ultimate outcome could have a material impact on other mortgage servicers, including the Company.

When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation or regulatory matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. If, at the time of evaluation, the loss contingency is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. Once the matter is deemed to be both probable and estimable, the Company will establish an accrued liability and record a corresponding amount to litigation related expense. The Company will continue to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Litigation related expense, which includes the fees paid to external legal providers, of $9.3 million, $9.4 million and $4.9 million were included in general and administrative expense on the consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009, respectively.

For a number of matters for which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, the Company may be able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, the Company reviews and evaluates its material litigation and regulatory matters on an ongoing basis, in conjunction with any outside counsel handling the matter. For those matters for which an estimate is possible, management currently believes the aggregate range of reasonably possible loss is $0.5 million to $3.2 million in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment, numerous assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary substantially from the current estimate. Those matters for which an estimate is not possible are not included within this estimated range. Therefore, this estimated range of possible loss represents what management believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company’s maximum loss exposure.

Based on current knowledge, and after consultation with counsel, management believes that the current legal accrued liability is appropriate, and the amount of any incremental liability arising from these matters is not expected to have a material adverse affect on the consolidated financial condition of the Company, although the outcome of such proceedings could be material to the Company’s operating results and cash flows for a particular period depending on among other things, the level of the Company’s revenues or income for such period. However, in the event of significant developments on existing cases, it is possible that the ultimate resolution, if unfavorable, may be material to the Company’s consolidated financial statements.

Lease Commitments

Nationstar leases various office facilities under non-cancelable lease agreements with primary terms extending through 2017. These lease agreements generally provide for market-rate renewal options, and may provide for escalations in minimum rentals over the lease term (see Note 22, Restructuring Charges). Minimum annual rental commitments for office leases with unrelated parties and with initial or remaining terms of one year or more, net of sublease payments, are presented below (in thousands).

2012	$9,756
2013	9,922
2014	7,351
2015	4,854
2016	3,255
Thereafter	727

Total	$35,865

Loan and Other Commitments

Nationstar enters into IRLCs with prospective borrowers whereby the Company commits to lend a certain loan amount under specific terms and interest rates to the borrower. These IRLCs are treated as derivatives and are carried at fair value (See Note 15, Fair Value Measures).

In January 2012, the Company completed its acquisition of certain MSRs related to approximately $7.8 billion of unpaid principal balance of reverse mortgage loans from a financial services company. As servicer for these reverse mortgage loans, among other things, the Company is obligated to make advances to the loan customers as required. At January 1, 2012, the Company’s maximum unfunded advance obligation related to these MSRs was approximately $1.5 billion. Upon funding any portion of these advances, the Company expects to securitize and sell the advances in transactions that will be accounted for as financing arrangements.

Other Contingencies

In June 2011, the Company entered into an agreement to subservice loans for a financial services company. The Company began to subservice these loans in July and August 2011. This subservicing agreement included, among other things, a loss incentive and sharing arrangement. Under this arrangement, the Company can earn incentive fees of up to $2.5 million for successfully mitigating losses within a specific subserviced population of loans. This incentive fee would be recognized when earned. For this same population of loans, the Company is subject to loss sharing under certain conditions. Should losses in this population of loans exceed a specified level, the Company would be required to share a portion of the losses on such loans up to a maximum of $10.0 million. Losses under this arrangement would be recognized at the point at which the Company determines that a liability is expected to be incurred. At December 31, 2011, the Company has estimated no liability under this agreement.

During December 2009, Nationstar entered into a strategic relationship with a major mortgage market participant, which contemplates, among other things, significant mortgage servicing rights and subservicing transfers to Nationstar upon terms to be determined. Under this arrangement, if certain delivery thresholds have been met, the market participant may require Nationstar to establish an operating division or newly created subsidiary with separate, dedicated employees within a specified timeline to service such mortgage servicing rights and subservicing. After a specified time period, this market participant may purchase the subsidiary at an agreed upon price. Since December 2010, all of the required delivery thresholds with this market participant have been met, but the market participant has not required the Company to establish an operating division or newly created subsidiary with separate, dedicated employees.

20. Termination of Company

The duration of Nationstar’s existence is indefinite per the Agreement and shall continue until dissolved in accordance with the terms of the Agreement and the Delaware Limited Liability Company Act (DLLCA).

21. Limited Liability of Members

The members of a Delaware limited liability company are generally not liable for the acts and omissions of the company, much in the same manner as the shareholders, officers and directors of a corporation are generally limited by the provisions of the DLLCA and by applicable case law.

22. Restructuring Charges

To respond to the decreased demand in the home equity mortgage market and other market conditions, Nationstar initiated a program to reduce costs and improve operating effectiveness in 2007. This program included the closing of several offices and the termination of a large portion of Nationstar’s workforce. As part of this plan, Nationstar expected to incur lease and other contract termination costs.

Nationstar recorded restructuring charges totaling $1.1 million, $2.3 million, and $2.2 million for the years ended December 31, 2011, 2010, and 2009, respectively, related to cancelled lease expenses that are reflected in general and administrative expenses. The following table summarizes, by category, the Company’s restructuring charge activity for the periods noted below.

	Liability Balance at January 1	Restructuring Adjustments	Restructuring Settlements	Liability Balance at December 31
Year-ended December 31, 2009
Restructuring charges:
Lease terminations	$10,903	$2,222	$(3,660)	$9,465

Total	$10,903	$2,222	$(3,660)	$9,465

Year-ended December 31, 2010
Restructuring charges:
Lease terminations	$9,465	$2,287	$(2,569)	$9,183

Total	$9,465	$2,287	$(2,569)	$9,183

Year-ended December 31, 2011
Restructuring charges:
Lease terminations	$9,183	$1,084	$(1,807)	$8,460

Total	$9,183	$1,084	$(1,807)	$8,460

23. Concentrations of Credit Risk

Properties collateralizing mortgage loans held for investment and REO were geographically disbursed throughout the United States (measured by principal balance and expressed as a percent of the total outstanding mortgage loans held for investment and REO).

The following table details the geographical concentration of mortgage loans held for investment and REO by state for the dates indicated (in thousands).

	December 31, 2011		December 31, 2010
State	Unpaid Principal Balance	% of Total Outstanding	Unpaid Principal Balance	% of Total Outstanding
Florida	$54,199	14.2%	$62,775	14.4%
Texas	52,620	13.7%	58,815	13.4%
California	32,684	8.5%	41,019	9.4%
All other states (1)	243,377	63.6%	274,235	62.8%

	$382,880	100.0%	$436,844	100.0%

(1)	No other state contains more than 5.0% of the total outstanding.

Additionally, certain loan products’ contractual terms may give rise to a concentration of credit risk and increase Nationstar’s exposure to risk of nonpayment or realization.

December 31,	2011	2010
Amortizing ARMs:
2/28	$68,993	$118,815
3/27	6,402	8,952
All other ARMs	14,343	10,221

	$89,738	$137,988

24. Business Segment Reporting

Nationstar currently conducts business in two separate operating segments: Servicing and Originations. The Servicing segment provides loan servicing on Nationstar’s total servicing portfolio, including the collection of principal and interest payments and the assessment of ancillary fees related to the servicing of mortgage loans. The Originations segment involves the origination, packaging, and sale of agency mortgage loans into the secondary markets via whole loan sales or securitizations. Nationstar reports the activity not related to either operating segment in the Legacy Portfolio and Other column. The Legacy Portfolio and Other column includes primarily all subprime mortgage loans originated in the latter portion of 2006 and during 2007 or acquired from Nationstar’s predecessor and consolidated VIEs which were consolidated pursuant to the adoption of new consolidation guidance related to VIEs adopted on January 1, 2010.

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

The following tables are a presentation of financial information by segment for the periods indicated (in thousands):

	Year ended December 31, 2011

	Servicing	Originations	Operating Segments	Legacy Portfolio and Other	Eliminations	Consolidated

REVENUES:
Servicing fee income	$ 238,394	$ —	$238,394	$1,972	$ (6,955)	$ 233,411
Other fee income	17,082	14,109	31,191	3,996	–	35,187

Total fee income	255,476	14,109	269,585	5,968	(6,955)	268,598
Gain/(loss) on mortgage loans held for sale	-	109,431	109,431	–	(295)	109,136

Total revenues	255,476	123,540	379,016	5,968	(7,250)	377,734

Total expenses and impairments	177,930	101,607	279,537	26,941	(295)	306,183

Other income (expense):
Interest income	2,263	12,718	14,981	44,866	6,955	66,802
Interest expense	(58,024)	(10,955)	(68,979)	(36,396)	–	(105,375)
Loss on interest rate swaps and caps	298	–	298	–	–	298
Fair value changes - ABS securitizations	–	–	–	(12,389)	–	(12,389)

Total other income (expense)	(55,463)	1,763	(53,700)	(3,919)	6,955	(50,664)

NET INCOME (LOSS)	$ 22,083	$23,696	$45,779	$(24,892)	$ –	$ 20,887

Depreciation and amortization	$ 2,089	$1,306	$ 3,395	$ 668	$ –	$ 4,063
Total assets	909,992	600,105	1,510,097	277,834	–	1,787,931

	Year ended December 31, 2010

	Servicing	Originations	Operating Segments	Legacy Portfolio and Other	Eliminations	Consolidated

REVENUES:
Servicing fee income	$175,569	$–	$175,569	$ 820	$ (9,263)	$ 167,126
Other fee income	7,273	7,042	14,315	2,643	–	16,958

Total fee income	182,842	7,042	189,884	3,463	(9,263)	184,084
Gain (loss) on mortgage loans held for sale	–	77,498	77,498	–	(154)	77,344

Total revenues	182,842	84,540	267,382	3,463	(9,417)	261,428

Total expenses and impairments	107,283	86,920	194,203	26,927	(154)	220,976

Other income (expense):
Interest income	263	11,848	12,111	77,521	9,263	98,895
Interest expense	(51,791)	(8,806)	(60,597)	(55,566)	–	(116,163)
Loss on interest rate swaps	(9,801)	–	(9,801)	–	–	(9,801)
Fair value changes - ABS securitizations	–	–	–	(23,297)	–	(23,297)

Total other income (expense)	(61,329)	3,042	(58,287)	(1,342)	9,263	(50,366)

NET INCOME (LOSS)	$14,230	$662	$14,892	$(24,806)	$ –	$ (9,914)

Depreciation and amortization	$1,092	$781	$1,873	$244	$ –	$ 2,117
Total assets	689,923	402,627	1,092,550	854,631	–	1,947,181

	Year ended December 31, 2009

	Servicing	Originations	Operating Segments	Legacy Portfolio and Other	Eliminations	Consolidated

REVENUES:
Servicing fee income	$91,266	$ –	$91,266	$ –	$(1,071)	$90,195
Other fee income	8,867	1,156	10,023	–	–	10,023

Total fee income	100,133	1,156	101,289	–	(1,071)	100,218
Gain (loss) on mortgage loans held for sale	–	54,437	54,437	(75,786)	–	(21,349)

Total revenues	100,133	55,593	155,726	(75,786)	(1,071)	78,869

Total expenses and impairments	70,897	47,532	118,429	25,009	(1,071)	142,367

Other income (expense):
Interest income	4,143	4,261	8,404	44,114	–	52,518
Interest expense	(25,877)	(3,438)	(29,315)	(40,568)	–	(69,883)
Loss on interest rate swaps	–	–	–	(14)	–	(14)
Fair value changes - ABS securitizations	–	–	–	–	–	–

Total other income (expense)	(21,734)	823	(20,911)	3,532	–	(17,379)

NET INCOME (LOSS)	$7,502	$8,884	$16,386	$(97,263)	$ –	$(80,877)

Depreciation and amortization	$1,004	$538	$1,542	$225	$ –	$ 1,767
Total assets	681,543	239,202	920,745	359,440	–	1,280,185

25.  Guarantor Financial Statement Information

Nationstar has $285.0 million aggregate principal amount of 10.875% unsecured senior notes which mature on April 1, 2015. The notes are jointly and severally guaranteed on an unsecured senior basis by all of Nationstar’s existing and future wholly-owned domestic restricted subsidiaries, with certain exceptions. All guarantor subsidiaries are 100% owned by Nationstar. Presented below are consolidating financial statements of Nationstar and the guarantor subsidiaries for the periods indicated.

NATIONSTAR MORTGAGE LLC

CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2011

(IN THOUSANDS)

	Issuer (Parent)	Guarantor (Subsidiaries)	Non- Guarantor (Subsidiaries)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$62,201	$244	$–	$–	$62,445
Restricted cash	49,180	3	22,316	–	71,499
Accounts receivable, net	281,782	7	280,511	–	562,300
Mortgage loans held for sale	458,626	–	–	–	458,626
Mortgage loans held for investment, subject to nonrecourse debt–Legacy Asset, net	5,984	–	237,496	–	243,480
Mortgage loans held for investment, subject to ABS nonrecourse debt (at fair value)	–	–	–	–	–
Receivables from affiliates	41,961	70,541	–	(107,893)	4,609
Mortgage servicing rights – fair value	251,050	–	–	–	251,050
Investment in subsidiaries	140,880	–	–	(140,880)	–
Property and equipment, net	23,238	835	–	–	24,073
REO, net	–	–	3,668	–	3,668
Other assets	106,181	–	–	–	106,181

Total Assets	$1,421,083	$71,630	$543,991	$(248,773)	$1,787,931

Liabilities and members’ equity
Notes payable	$628,605	$–	$244,574	$–	$873,179
Unsecured senior notes	280,199	–	–	–	280,199
Payables and accrued liabilities	180,545	–	3,244	–	183,789
Payables to affiliates	–	–	107,893	(107,893)	–
Derivative financial instruments	5,830	–	6,540	–	12,370
Derivative financial instruments, subject to ABS nonrecourse debt	–	–	–	–	–
Nonrecourse debt–Legacy Assets	–	–	112,490	–	112,490
Excess spread financing (at fair value)	44,595	–	–	–	44,595
ABS nonrecourse debt (at fair value)	–	–	–	–	–

Total liabilities	1,139,774	–	474,741	(107,893)	1,506,622

Total members’ equity	281,309	71,630	69,250	(140,880)	281,309

Total liabilities and members’ equity	$1,421,083	$71,630	$543,991	$(248,773)	$1,787,931

NATIONSTAR MORTGAGE LLC

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2011

(IN THOUSANDS)

	Issuer (Parent)	Guarantor (Subsidiaries)	Non- Guarantor (Subsidiaries)	Eliminations	Consolidated
Revenues:
Servicing fee income	$234,135	$–	$6,231	$(6,955)	$233,411
Other fee income	17,782	15,313	2,092	–	35,187

Total fee income	251,917	15,313	8,323	(6,955)	268,598
Gain on mortgage loans held for sale	109,136	–	–	–	109,136

Total Revenues	361,053	15,313	8,323	(6,955)	377,734
Expenses and impairments:
Salaries, wages and benefits	198,703	3,587	–	–	202,290
General and administrative	72,654	3,207	6,322	–	82,183
Provision for loan losses	1,346	–	2,191	–	3,537
Loss on foreclosed real estate and other	2,613	–	4,220	–	6,833
Occupancy	11,163	177	–	–	11,340

Total expenses and impairments	286,479	6,971	12,733	–	306,183
Other income (expense):
Interest income	14,880	–	44,967	6,955	66,802
Interest expense	(58,452)	–	(46,923)	–	(105,375)
Gain/(Loss) on interest rate swaps and caps	–	–	298	–	298
Fair value changes in ABS securitizations	7,695	–	(20,084)	–	(12,389)
Gain/(loss) from subsidiaries	(17,810)	–	–	17,810	–

Total other income (expense)	(53,687)	–	(21,742)	24,765	(50,664)

Net income/(loss)	$20,887	$8,342	$(26,152)	$17,810	$20,887

NATIONSTAR MORTGAGE LLC

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2011

(IN THOUSANDS)

	Issuer (Parent)	Guarantor (Subsidiaries)	Non- Guarantor (Subsidiaries)	Eliminations	Consolidated
Operating activities:
Net income/(loss)	$20,887	$8,342	$(26,152)	$17,810	$20,887
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Loss from subsidiaries	17,810	–	–	(17,810)	–
Share-based compensation	14,815	–	–	–	14,815
(Gain)/loss on mortgage loans held for sale	(109,136)	–	–	–	(109,136)
Provision for loan losses	1,346	–	2,191	–	3,537
Loss on foreclosed real estate and other	2,613	–	4,220	–	6,833
Loss on equity method investments	107	–	–	–	107
(Gain)/loss on ineffectiveness on interest rate swaps and cap	–	–	(2,331)	–	(2,331)
Fair value changes in ABS securitizations	(7,695)	–	20,084	–	12,389
Fair value changes in excess spread financing	3,060	–	–	–	3,060
Depreciation and amortization	4,063	–	–	–	4,063
Change in fair value of mortgage servicing rights	39,000	–	–	–	39,000
Amortization of debt discount	9,070	–	4,261	–	13,331
Amortization of premiums/(discounts)	–	–	(5,042)	–	(5,042)
Mortgage loans originated and purchased, net of fees	(3,412,185)	–	–	–	(3,412,185)
Cost of loans sold, net of fees	3,339,859	–	–	–	3,339,859
Principal payments/prepayments received and other changes in mortgage loans originated as held for sale	36,919	–	26,659	–	63,578
Changes in assets and liabilities:
Accounts receivable	162,980	(7)	(246,106)	–	(88,133)
Receivables from/(payables to) affiliates	(227,455)	(8,407)	240,246	–	4,384
Other assets	(44,576)	–	–	–	(44,576)
Accounts payable and accrued liabilities	99,602	–	2,055	–	101,657

Net cash provided by/(used in) operating activities	(48,916)	(72)	20,085	–	(28,903)

Statement of Cash Flows continued	Issuer (Parent)	Guarantor (Subsidiaries)	Non- Guarantor (Subsidiaries)	Eliminations	Consolidated
Investing activities:
Principal payments received and other changes on mortgage loans held for investment, subject to ABS nonrecourse debt	–	–	40,000	–	40,000
Property and equipment additions, net of disposals	(19,742)	–	–	–	(19,742)
Acquisition of equity method investment	(6,600)	–	–	–	(6,600)
Deposit on reverse mortgage servicing rights	(26,893)	–	–	–	(26,893)
Deposit on / purchase of mortgage servicing rights	(96,467)	–	–	–	(96,467)
Proceeds from sales of REO	15,566	–	12,257	–	27,823

Net cash provided by/(used in) investing activities	(134,136)	–	52,257	–	(81,879)

Financing activities:
Transfers to/from restricted cash	8,399	(3)	8,416	–	16,812
Issuance of unsecured senior notes	35,166	–	–	–	35,166
Issuance of excess spread financing	40,492	–	–	–	40,492
Decrease in notes payable, net	155,655	–	7,766	–	163,421
Repayment of nonrecourse debt–Legacy assets	–	–	(30,433)	–	(30,433)
Repayment of ABS nonrecourse debt	–	–	(58,091)	–	(58,091)
Repayment of excess servicing spread financing	(2,207)	–	–	–	(2,207)
Distribution to parent	(4,348)	–	–	–	(4,348)
Debt financing costs	(3,462)	–	–	–	(3,462)
Tax related share-based settlement of units by members	(5,346)	–	–	–	(5,346)

Net cash provided by/(used in) financing activities	224,349	(3)	(72,342)	–	152,004

Net increase/(decrease) in cash	41,297	(75)	–	–	41,222
Cash and cash equivalents at beginning of period	20,904	319	–	–	21,223

Cash and cash equivalents at end of period	$62,201	$244	$–	$–	$62,445

NATIONSTAR MORTGAGE LLC

CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2010

(IN THOUSANDS)

	Issuer (Parent)	Guarantor (Subsidiaries)	Non- Guarantor (Subsidiaries)	Eliminations	Consolidated
Assets
Cash and cash equivalents	$20,904	$319	$–	$–	$21,223
Restricted cash	57,579	–	33,546	–	91,125
Accounts receivable, net	437,300	–	3,975	–	441,275
Mortgage loans held for sale	369,617	–	–	–	369,617
Mortgage loans held for investment, subject to nonrecourse debt, Legacy Assets, net	5,016	–	261,304	–	266,320
Mortgage loans held for investment, subject to ABS nonrecourse debt (at fair value)	–	–	538,440	–	538,440
Investment in debt securities–available-for-sale	597	–	–	(597)	–
Investment in subsidiaries	158,276	–	–	(158,276)	–
Receivables from affiliates	–	62,171	132,353	(185,531)	8,993
Mortgage servicing rights	145,062	–	–	–	145,062
Property and equipment, net	7,559	835	–	–	8,394
REO, net	323	–	27,014	–	27,337
Other assets	29,395	–	–	–	29,395

Total Assets	$1,231,628	$63,325	$996,632	$(344,404)	$1,947,181

Liabilities and members’ equity
Notes payable	$472,950	$–	$236,808	$–	$709,758
Unsecured senior notes	244,061	–	–	–	244,061
Payables and accrued liabilities	73,785	–	1,269	–	75,054
Payables to affiliates	185,531	–	–	(185,531)	–
Derivative financial instruments	–	–	7,801	–	7,801
Derivative financial instruments, subject to ABS nonrecourse debt	–	–	18,781	–	18,781
Nonrecourse debt–Legacy Assets	–	–	138,662	–	138,662
ABS nonrecourse debt (at fair value)	–	–	497,289	(597)	496,692

Total liabilities	976,327	–	900,610	(186,128)	1,690,809

Total members’ equity	255,301	63,325	96,022	(158,276)	256,372

Total liabilities and members’ equity	$1,231,628	$63,325	$996,632	$(344,404)	$1,947,181

NATIONSTAR MORTGAGE LLC

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2010

(IN THOUSANDS)

	Issuer (Parent)	Guarantor (Subsidiaries)	Non- Guarantor (Subsidiaries)	Eliminations	Consolidated
Revenues:
Servicing fee income	$174,660	$1,730	$–	$(9,264)	$167,126
Other fee income	8,259	7,551	1,148	–	16,958

Total fee income	182,919	9,281	1,148	(9,264)	184,084
Gain on mortgage loans held for sale	77,344	–	–	–	77,344

Total Revenues	260,263	9,281	1,148	(9,264)	261,428
Expenses and impairments:
Salaries, wages and benefits	146,746	2,369	–	–	149,115
General and administrative	57,329	1,642	(58)	–	58,913
Loss on mortgage loans held for investment and foreclosed real estate	1,558	–	1,945	–	3,503
Occupancy	9,289	156	–	–	9,445

Total expenses and impairments	214,922	4,167	1,887	–	220,976
Other income / (expense):
Interest income	17,019	6	72,606	9,264	98,895
Interest expense	(54,075)	–	(62,088)	–	(116,163)
Loss on interest rate swaps and caps	–	–	(9,801)	–	(9,801)
Fair value changes in ABS securitizations	–	–	(23,748)	451	(23,297)
Gain / (loss) from subsidiaries	(18,650)	–	–	18,650	–

Total other income / (expense)	(55,706)	6	(23,031)	28,365	(50,366)

Net income / (loss)	$(10,365)	$5,120	$(23,770)	$19,101	$(9,914)

NATIONSTAR MORTGAGE LLC

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2010

(IN THOUSANDS)

	Issuer (Parent)	Guarantor (Subsidiaries)	Non- Guarantor (Subsidiaries)	Eliminations	Consolidated
Operating activities:
Net income/(loss)	$(10,365)	$5,120	$(23,770)	$19,101	$(9,914)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Share-based compensation	12,856	–	–	–	12,856
Gain on mortgage loans held for sale	(77,344)	–	–	–	(77,344)
Provision for loan losses	1,558	–	1,740	–	3,298
Loss on foreclosed real estate and other	–	–	205	–	205
(Gain)/loss on ineffectiveness on interest rate swaps and cap	–	–	8,872	–	8,872
Fair value changes in ABS securitizations	–	–	23,297	–	23,297
Loss from subsidiaries	18,650	–	–	(18,650)	–
Depreciation and amortization	2,104	13	–	–	2,117
Change in fair value of mortgage servicing rights	6,043	–	–	–	6,043
Amortization of debt discount	12,380	–	6,351	–	18,731
Amortization of premiums/(discounts)	–	–	(4,526)	–	(4,526)
Mortgage loans originated and purchased, net of fees	(2,791,639)	–	–	–	(2,791,639)
Cost of loans sold, net of fees	2,621,275	–	–	–	2,621,275
Principal payments/prepayments received and other changes in mortgage loans originated as held for sale	49,302	–	(16,634)	–	32,668
Changes in assets and liabilities:
Accounts receivable	73,124	3	(31,979)	–	41,148
Receivables from/(payables to) affiliates	(52,594)	(5,110)	61,662	–	3,958
Other assets	(861)	–	–	–	(861)
Accounts payable and accrued liabilities	8,444	(96)	(185)	–	8,163

Net cash provided by/(used) in operating activities	(127,067)	(70)	25,033	451	(101,653)

Investing activities:
Principal payments received and other changes on mortgage loans held for investment, subject to ABS nonrecourse debt	–	–	48,838	–	48,838
Property and equipment additions, net of disposals	(3,923)	(13)	–	–	(3,936)
Purchase of mortgage servicing rights	(17,812)	–	–	–	(17,812)
Proceeds from sales of REO	504	–	73,603	–	74,107

Net cash provided by/(used) in investing activities	(21,231)	(13)	122,441	–	101,197

Financing activities:
Transfers to/from restricted cash	(38,617)	–	4,886	–	(33,731)
Issuance of unsecured notes, net of issue discount	243,013	–	–	–	243,013
Decrease in notes payable, net	(57,972)	–	(4,127)	–	(62,099)
Repayment of nonrecourse debt–Legacy assets	–	–	(45,364)	–	(45,364)
Repayment of ABS nonrecourse debt	(146)	–	(102,869)	(451)	(103,466)
Debt financing costs	(14,923)	–	–	–	(14,923)
Tax related share-based settlement of units by members	(3,396)	–	–	–	(3,396)

Net cash provided by/(used) in financing activities	127,959	–	(147,474)	(451)	(19,966)

Net increase/(decrease) in cash	(20,339)	(83)	–	–	(20,422)
Cash and cash equivalents at beginning of period	41,243	402	–	–	41,645

Cash and cash equivalents at end of period	$20,904	$319	$–	$–	$21,223

NATIONSTAR MORTGAGE LLC

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2009

(IN THOUSANDS)

	0000000000000	0000000000000	0000000000000	0000000000000	0000000000000
	Issuer (Parent)	Guarantor (Subsidiaries)	Non- Guarantor (Subsidiaries)	Eliminations	Consolidated
Revenues:
Servicing fee income	$89,151	$1,044	$–	$–	$90,195
Other fee income	4,823	5,200	–	–	10,023

Total fee income	93,974	6,244	–	–	100,218
Loss on mortgage loans held for sale	(21,349)	–	–	–	(21,349)

Total Revenues	72,625	6,244	–	–	78,869
Expenses and impairments:
Salaries, wages and benefits	88,075	2,614	–	–	90,689
General and administrative	30,111	379	4	–	30,494
Loss on mortgage loans held for investment and foreclosed real estate	(1,352)	(10,925)	19,789	–	7,512
Occupancy	6,621	242	–	–	6,863
Loss on available-for-sale-securities-other-than-temporary	6,809	–	–	–	6,809

Total expenses and impairments	130,264	(7,690)	19,793	–	142,367
Other income / (expense):
Interest income	42,160	233	10,125	–	52,518
Interest expense	(52,810)	(2,694)	(14,379)	–	(69,883)
Loss on interest rate swaps and caps	(14)	–	–	–	(14)
Gain / (loss) from subsidiaries	(12,574)	–	–	12,574	–

Total other income / (expense)	(23,238)	(2,461)	(4,254)	12,574	(17,379)

Net income / (loss)	$(80,877)	$11,473	$(24,047)	$12,574	$(80,877)

NATIONSTAR MORTGAGE LLC

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2009

(IN THOUSANDS)

	Issuer (Parent)	Guarantor (Subsidiaries)	Non- Guarantor (Subsidiaries)	Eliminations	Consolidated
Operating activities:
Net income/(loss)	$(80,877)	$11,473	$(24,047)	$12,574	$(80,877)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Share-based compensation	827	–	–	–	827
(Gain)/loss on mortgage loans held for sale	21,349	–	–	–	21,349
Loss on foreclosed real estate and other	(1,352)	(10,925)	19,789	–	7,512
(Gain)/loss on ineffectiveness on interest rate swaps and cap	14	–	–	–	14
Loss from subsidiaries	12,574	–	–	(12,574)	–
Unrealized gain on derivative financial instruments	(2,436)	–	–	–	(2,436)
Impairment of investments in debt securities	6,809	–	–	–	6,809
Depreciation and amortization	1,728	39	–	–	1,767
Change in fair value of mortgage servicing rights	27,915	–	–	–	27,915
Amortization of debt discount	19,075	–	2,212	–	21,287
Amortization of premiums/(discounts)	(1,394)	–	–	–	(1,394)
Mortgage loans originated and purchased, net of fees	(1,480,549)	–	–	–	(1,480,549)
Cost of loans sold, net of fees	1,007,369	–	–	–	1,007,369
Principal payments/prepayments received and other changes in mortgage loans originated as held for sale	405,066	–	66,816	–	471,882
Changes in assets and liabilities:
Accounts receivable	(155,566)	1,113	(3,511)	–	(157,964)
Receivables from/(payables to) affiliates	247,676	(47,397)	(133,339)	–	66,940
Other assets	(6,961)	–	–	–	(6,961)
Accounts payable and accrued liabilities	11,550	(12)	1,331	–	12,869

Net cash provided by/(used) in operating activities	32,817	(45,709)	(70,749)	–	(83,641)

Investing activities:
Property and equipment additions, net of disposals	(2,990)	(39)	–	–	(3,029)
Purchase of mortgage servicing rights	(1,169)	–	–	–	(1,169)
Proceeds from sales of REO	1,896	32,202	83	–	34,181

Net cash provided by/(used) in investing activities	(2,263)	32,163	83	–	29,983

Financing activities:
Transfers to/from restricted cash	(18,444)	13,737	(27,056)	–	(31,763)
Issuance of nonrecourse debt	–	–	191,272	–	191,272
Decrease in notes payable, net	17,346	–	(77,741)	–	(60,395)
Repayment of nonrecourse debt–Legacy assets	–	–	(15,809)	–	(15,809)
Debt financing costs	(18,059)	–	–	–	(18,059)
Capital contributions from members	20,700	–	–	–	20,700

Net cash provided by/(used) in financing activities	1,543	13,737	70,666	–	85,946

Net increase/(decrease) in cash	32,097	191	–	–	32,288
Cash and cash equivalents at beginning of period	9,146	211	–	–	9,357

Cash and cash equivalents at end of period	$41,243	$402	$–	$–	$41,645

26. Related Party Disclosures

In September 2010, Nationstar entered into a marketing agreement with Springleaf Home Equity, Inc., formerly known as American General Home Equity, Inc., Springleaf General Financial Services of Arkansas, Inc., formerly known as American General Financial Services of Arkansas, Inc. and MorEquity, Inc. (collectively “Springleaf”), each of which are indirectly owned by investment funds managed by affiliates of Fortress Investment Group LLC. Pursuant to this agreement, Nationstar markets mortgage originations products to customers of Springleaf, and is compensated by the originations fees of loans that Nationstar refinances.

Additionally, in January 2011, Nationstar entered into three agreements to act as the loan subservicer for Springleaf for a whole loan portfolio and two securitized loan portfolios totaling $4.4 billion for which Nationstar receives a monthly per loan subservicing fee and other performance incentive fees subject to the agreements with Springleaf. For the year ended December 31, 2011, Nationstar recognized revenue of $9.9 million in additional servicing and other performance incentive fees related to these portfolios. At December 31, 2011, Nationstar had an outstanding receivable from Springleaf of $0.6 million which was included as a component of accounts receivable.

Nationstar is the loan servicer for two securitized loan portfolios managed by Newcastle Investment Corp. (Newcastle), which is managed by an affiliate of Fortress Investment Group LLC, for which Nationstar receives a monthly net servicing fee equal to 0.50% per annum on the unpaid principal balance of the portfolios, which was $1.1 billion, $1.2 billion, and $1.4 billion for the years ended December 31, 2011, 2010, and 2009, respectively. For the year ended December 31, 2011, 2010, and 2009 Nationstar received servicing fees and other performance incentive fees of $5.8 million, $6.5 million, and $7.5 million, respectively.

Additionally, in December 2011, Nationstar entered into another agreement with Newcastle, where Nationstar sold to Newcastle the right to receive 65% of the excess cash flow generated from certain MSRs acquired on September 30, 2011 after receipt of a fixed basic servicing fee per loan. The sale price was $43.7 million. Nationstar will retain all ancillary income associated with servicing such MSRs and 35% of the excess cash flow after receipt of the fixed basic servicing fee. Nationstar will continue to be the servicer of the loans and provide all servicing and advancing functions for the portfolio. Newcastle will not have prior or ongoing obligations associated with this MSR portfolio. Furthermore, should Nationstar refinance any loan in such portfolio, subject to certain limitations, Nationstar will be required to transfer the new loan or a replacement loan of similar economic characteristics into the portfolio. The new or replacement loan will be governed by the same terms set forth in the agreement described above. The fair value on the outstanding liability related to this agreement was $44.6 million at December 31, 2011. Additionally, as a component of the underlying agreement, Newcastle held back a portion of the sales price, amounting to $3.3 million, pending certain conditions being satisfied by Nationstar. Such amount is recorded in accounts receivable.

In March 2011, Nationstar entered into a limited partnership agreement with ANC. ANC is the parent company of NREIS, which through the ANC partnership we hold a non-controlling interest in NREIS, an ancillary real estate services and vendor management company that directly and indirectly provides title agency settlement or valuation services for loan originations and default management. As Nationstar is able to exercise significant influence, but not control, over the policies and procedures of the entity, and Nationstar owns less than 50% of the voting interests, Nationstar applies the equity method of accounting. During the year ending December 31, 2011 Nationstar disbursed $4.9 million for servicing-related advances.

27. Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly consolidated results of operations for the fiscal years ended December 31, 2011 and 2010 (dollars in thousands):

	0000000	0000000	0000000	0000000
	2011

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total fee income	$64,686	$59,377	$60,691	$83,844

Gain on mortgage loans held for sale	20,506	22,822	30,232	35,576

Total revenues	85,192	82,199	90,923	119,420

Total expenses and impairments	68,121	68,402	83,194	86,466

Total other income/(expense)	(9,702)	(12,071)	(10,829)	(18,062)

Net Income/(Loss)	$7,369	$1,726	$(3,100)	$14,892

	0000000	0000000	0000000	0000000
	2010

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total fee income	$38,750	$44,878	$39,142	$61,314

Gain on mortgage loans held for sale	12,429	13,489	25,836	25,590

Total revenues	51,179	58,367	64,978	86,904

Total expenses and impairments	40,110	45,999	59,513	75,354

Total other income/(expense)	(10,337)	(14,694)	(11,280)	(14,055)

Net Income/(Loss)	$732	$(2,326)	$(5,815)	$(2,505)

28. Subsequent Events (Unaudited)

On February 24, 2012, Nationstar Mortgage Holdings Inc. filed a registration statement on Form S-1, for the offering $19,166,667 shares of its common stock. The registration statement became effective on March 7, 2012. Under the terms of the offering, all of the equity interests in the Company transferred from FIF HE Holdings LLC to two direct, wholly-owned subsidiaries of our Parent, and our Parent issued 19,166,667 shares of our $0.01 par value common stock at an initial offering price of $14.00 per share. The intent of this offering was to transform our Parent into a publicly traded company and use the proceeds from this offering for working capital and other general corporate purposes, including servicing acquisitions.

On February 29, 2012, Nationstar amended the $50 Million Warehouse Facility with a financial institution. This amendment increased the facility to $100 million, extended the maturity to February 2013, changed the interest rate to LIBOR plus a range of 2.25% to 3.00%, and increased the tangible net worth requirement to $175 million.

On March 6, 2012, Nationstar entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Aurora Bank FSB, a federal savings bank organized under the laws of the United States, and Aurora Loan Services LLC, a Delaware limited liability company (collectively with Aurora Bank FSB, the “Sellers”). Each of the Sellers is a subsidiary of Lehman Brothers Bancorp Inc. Under the Asset Purchase Agreement, Nationstar agreed to purchase the MSRs to approximately 300,000 residential mortgage loans with a total UPB of approximately $63 billion, $1.75 billion of servicing advance receivables, and certain other assets. The composition of the total portfolio is expected to be approximately 75% non-conforming loans in private label securitizations and approximately 25% conforming loans in GSE pools. Nationstar has also agreed to assume certain liabilities. The transaction is expected to close in the second quarter of 2012, subject to customary closing conditions, including certain regulatory approvals and third party consents, and customary termination rights.

The cash purchase price of the MSRs is approximately $268 million, subject to certain adjustments. The equity portion of the purchase price of the servicing advance receivables is approximately $210 million and the balance will be financed with advance financing facilities that we expect to enter into in connection with this transaction. The servicing advance receivables represent amounts that the sellers have previously advanced as mortgage servicers in respect of the underlying mortgage loans that would be recovered if the loan is liquidated, modified or otherwise become current.

In addition, Nationstar will fund up to approximately $170 million of the MSR purchase price with the proceeds of a co-investment (the “Excess MSR Agreement”) by Newcastle Investment Corp. (“Newcastle”), which is an affiliate of Nationstar. Pursuant to the Excess MSR Agreement, Nationstar will sell to Newcastle the right to receive approximately 65% of the excess cash flow generated from the MSRs after receipt of a fixed basic servicing fee per loan. Excess cash flow is equal to the servicing fee collected minus the basic servicing fee and excludes late fees, incentive fees and other ancillary income earned by the servicer. Nationstar will retain all ancillary income associated with servicing the loans and approximately 35% of the excess cash flow after receipt of the fixed basic servicing fee. Nationstar will continue to be the servicer of the loans and provide all servicing and advancing functions for the loans. Under the terms of this investment, if Nationstar refinances any loan in the portfolio, subject to certain limitations, it will be required to transfer the new loan or a replacement loan into the portfolio. The new or replacement loan will be governed by the same terms set forth in the Excess MSR Agreement.

Nationstar and the Sellers have agreed to indemnify each other against certain losses (subject to certain limitations), including certain losses from claims up to an aggregate amount of 50% of the aggregate purchase price of the MSRs, after which Nationstar will bear the entirety of such losses.

In March 2012, Nationstar extended the maturity of the Securities Repurchase Facility to June 2012.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2011.

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2011, our disclosure controls and procedures are effective. Disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly reporting companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

MANAGEMENT AND BOARD OF MANAGERS OF NATIONSTAR MORTGAGE LLC

Executive Officers

The following table sets forth the name, age and position of individuals who currently serve as the directors and executive officers of our Company. The following also includes certain information regarding our directors’ and officers’ individual experience qualifications, attributes and skills, and brief statements of those aspects of our directors’ that led us to conclude that they should serve as directors.

Name	Age	Position

Jay Bray	45	President, Chief Executive Officer, Chief Financial Officer and Manager
Robert Appel	51	Executive Vice President of Servicing
Douglas Krueger	43	Executive Vice President of Capital Markets
Amar Patel	40	Executive Vice President of Portfolio Investments
Lisa Rogers	48	Executive Vice President of Originations
Anthony W. Villani	55	Executive Vice President and General Counsel

Jay Bray is the President, Chief Executive Officer and Chief Financial Officer of Nationstar Mortgage LLC. Mr. Bray has served as the President of Nationstar Mortgage LLC since July 2011, as the Chief Executive Officer of Nationstar Mortgage LLC since October 2011 as the Chief Financial Officer of Nationstar Mortgage LLC since he joined Nationstar in May 2000, as a Manager of Nationstar Mortgage LLC since October 2011, and as a Director of Nationstar Capital Corporation since March 2010. Mr. Bray has over 22 years of experience in the mortgage servicing and originations industry. From 1988 to 1994, Mr. Bray worked with Arthur Andersen in Atlanta, Georgia, where he served as an audit manager from 1992 to 1994. From 1994 to 2000, Mr. Bray held a variety of leadership roles at Bank of America and predecessor entities, where he managed the Asset Backed Securitization process for mortgage-related products, developed and implemented a secondary execution strategy and profitability plan and managed investment banking relationships, secondary marketing operations and investor relations. Additionally, Mr. Bray led the portfolio acquisition, pricing and modeling group. Mr. Bray holds a B.A.A. in Accounting from Auburn University and is a Certified Public Accountant in the State of Georgia. As a result of his service as Nationstar Mortgage LLC’s Chief Financial Officer for over 11 years, as well as his over 22 years of experience in the mortgage industry, we believe Mr. Bray possesses a deep understanding of our business and the mortgage industry and we believe he is qualified to serve on our board.

Robert Appel is our Executive Vice President of Servicing and has served in this capacity since joining Nationstar in February 2008. Mr. Appel has over 21 years of experience in the mortgage industry and five years of public accounting experience. From 1985 to 1990, he served as an audit manager with Ernst and Young LLP. From 1990 to 1992, he held a position as Vice President of Control for Tyler Cabot Mortgage Securities Fund, a NYSE listed bond fund. From 1992 to 1999, Mr. Appel held a position at Capstead Mortgage where he started a master servicing organization and later became Senior Vice President of Default Management for Capstead’s primary servicer. From 1999 to 2003, he was Managing Director of GMAC’s Master Servicing operation. From 2003 to 2005, Mr. Appel was Chief Executive Officer of GMAC’s United Kingdom mortgage lending business. From 2005 to 2008, he served as Servicing Manager of GMAC’s $100 billion non-prime residential servicing platform. Mr. Appel holds a B.S., cum laude, in Business Control Systems from the University of North Texas and was formerly a Certified Public Accountant, Certified Financial Planner and a former member of the Freddie Mac Default Advisory Group.

Douglas Krueger is our Executive Vice President of Capital Markets and has served in this capacity since joining Nationstar in February 2009. Mr. Krueger has over 20 years of experience in the mortgage industry. For five years, Mr. Krueger held various senior leadership roles with CitiMortgage managing the secondary marketing and master servicing areas. Mr. Krueger also served as Senior Vice President with Principal Residential Mortgage for 13 years. Mr. Krueger holds a B.B.A. from the University of Iowa and has earned the Chartered Financial Analyst designation.

Amar Patel is our Executive Vice President of Portfolio Investments of Nationstar Mortgage LLC and has served in this capacity since joining us in June 2006. Mr. Patel has over 19 years of experience in the mortgage industry. From 1993 to 2006, Mr. Patel held various management roles at Capstead Mortgage Corporation, last serving as Senior Vice President of Asset and Liability Management. Mr. Patel holds a B.B.A. in Finance and Mathematics from Baylor University and an M.B.A. from Southern Methodist University.

Lisa A. Rogers is our Executive Vice President of originations and has served in such capacity since 2012. Ms. Rogers has over 18 years of leadership experience in the mortgage industry. Prior to joining Nationstar in September 2011, Ms. Rogers was Senior Vice President, National Wholesale Operations and Support Manager for Wells Fargo Home Mortgage. Ms. Rogers had been with Wells Fargo since 1993 in a variety of roles including production risk management and strategic development. Ms. Rogers is a Master Certified Mortgage Banker and a graduate of both the School of Mortgage Banking and the Mortgage Bankers Association Future Leaders Program. Ms. Rogers is a past instructor of the School of Mortgage Banking.

Anthony W. Villani is our Executive Vice President and General Counsel and has served in such capacity since 2012, pending regulatory approval. Mr. Villani joined in October 2011 as an Executive Vice President. Prior to joining Nationstar, he was Vice President and Associate General Counsel of Goldman, Sachs & Co. where he served as the managing attorney for Litton Loan Servicing LP, a Goldman Sachs company, from June 2008 until September 2011. He has also served as Executive Vice President and General Counsel of EMC Mortgage Corporation, a wholly-owned subsidiary of The Bear Stearns Companies Inc. Mr. Villani holds a J.D. from Oklahoma City University School of Law and a B.S. in Political Science from Arizona State University. Mr. Villani was admitted to the Oklahoma Bar in 1983 and the Texas Bar in 1989.

Board of Managers

The Board of Managers of Nationstar LLC consists of three managers. Our ability to expand our Board of Managers is subject to complying with applicable notice, background check and other state licensing requirements. No board committees have been designated at this time. Managers hold office until a successor is elected and qualifies or until the Manager’s death, resignation or removal. The following table sets forth the name, age and position of the current managers of Nationstar Mortgage LLC.

Name	Age	Position
Anthony H. Barone	54	Chairman and Manager
Peter Smith	44	Manager
Jay Bray	45	Manager

Anthony H. Barone is the Chairman of the Board of Managers of Nationstar Mortgage LLC and has served as a Manager since 2006. Mr. Barone also served as President and Chief Executive Officer of Nationstar Mortgage LLC from 1997 to 2011. Mr. Barone has over 30 years of experience in the mortgage industry. From 1980 to 1986, Mr. Barone held management positions in loan servicing, originations, secondary marketing and credit administration at General Electric Capital Corporation. From 1987 to 1989, Mr. Barone held management positions in loan servicing, originations, secondary marketing and credit administration at Meritor Credit Corporation. From 1990 to 1997, Mr. Barone served as Executive Vice President of Ford Consumer Finance, a former mortgage lending and servicing subsidiary of Ford Motor Credit Corporation. Mr. Barone holds a B.A. in Economics from the University of Connecticut. As a result of his service as Nationstar Mortgage LLC’s President and Chief Executive Officer for over 14 years and Nationstar Mortgage LLC’s Manager for over five years, as well as his over 30 years of experience in the mortgage industry, we believe Mr. Barone brings a deep understanding of our business and the mortgage industry, and therefore should serve on the board.

Peter M. Smith has served as a Manager of Nationstar Mortgage LLC since 2007. Mr. Smith is a managing director in the Private Equity business at Fortress Investment Group LLC and is also a member of the firm’s Management Committee. In addition Mr. Smith is a member of the board of directors of Springleaf Finance, Inc., Springleaf Finance Corporation, ANC Acquisition Sub Manager LLC and Eurocastle Investment Limited. Mr. Smith joined Fortress in May 1998, prior to which he worked at UBS and before that at BlackRock Financial Management Inc. from 1996 to 1998. Mr. Smith worked at CRIIMI MAE Inc. from 1991 to 1996. Mr. Smith received a BBA in Finance from Radford University and an MBA in Finance from George Washington University.

Item 11.  Executive Compensation

This Compensation Discussion and Analysis is designed to provide an understanding of the compensation program for our President, Chief Executive Officer and Chief Financial Officer, Jay Bray, our Executive Vice President, Servicing, Robert L. Appel, our Executive Vice President, Portfolio Investments, Amar Patel, our Executive Vice President, Capital Markets, Douglas Krueger and our former Chairman and Chief Executive Officer, Anthony H. Barone, (collectively, our named executive officers or “NEOs”), with respect to our 2011 fiscal year. Effective October 7, 2011, Mr. Bray became our Chief Executive Officer and Mr. Barone became the Chairman of the Board of Managers of Nationstar Mortgage LLC.

Compensation Philosophy and Objectives

Our primary executive compensation goals are to attract, motivate and retain the most talented and dedicated executives and to align annual and long-term incentives while enhancing unitholder value. To achieve these goals we maintain compensation plans that:

•	Deliver a mix of fixed and at-risk compensation, including through the grants of restricted units and restricted preferred units.

•	Through dividend equivalents on grants of restricted units and restricted preferred units, tie a portion of the overall compensation of executive officers to the dividends we pay to our unitholders.

•	Encourage the achievement of our short- and long-term goals on both the individual and company levels.

Process for Setting Executive Officer Compensation

Peter Smith, the designated manager (the “Manager”) of FIF HE Holdings LLC, which was the sole member of the Company (our “Parent”), and its unitholders evaluate our performance, including the achievement of key investment and capital raising goals, and the individual performance of each NEO, with a goal of setting overall compensation at levels that our Parent and its unitholders believe are appropriate.

Participation of Management. Our NEOs are not directly responsible for determining our Chief Executive Officer’s compensation, although they regularly provide information to our Parent and its unitholders that is relevant to its evaluation of the NEOs’ compensation (for instance, in terms of our performance against established compensation goals and otherwise). By contrast, the Chief Executive Officer plays a more active role in determining the compensation of the other NEOs, who are his subordinates. He regularly advises our Parent and its unitholders of his own evaluation of their job performance and offers for consideration his own recommendations for their compensation levels. Final compensation decisions are executed by the Manager.

Compensation Consultant. We have not retained a compensation consultant to review our policies and procedures with respect to executive compensation, although the Company or Parent may elect in the future to retain a compensation consultant if they determine that doing so would assist it in implementing and maintaining compensation plans.

Risk Considerations. In developing and reviewing the executive incentive programs, our Parent and unitholders consider the business risks inherent in program designs to ensure they do not induce executives to take unacceptable levels of business risk for the purpose of increasing their incentive plan awards. Our Parent and unitholders believe that the mix of compensation components used in the determination of our NEOs’ compensation reflects the performance of our Company and the performance of the individual employee and does not encourage our NEOs to take unreasonable risks relating to the business. Our NEOs’ ownership interest in the Company aligns our NEOs’ interests with our long-term performance and discourages excessive risk taking.

Elements of Compensation

Our executive compensation consists of the elements set forth below. Determinations regarding any one element of compensation affect determinations regarding each other element of compensation, because the goal of our Parent and unitholders is to set overall compensation at an appropriate level. Our Parent and unitholders take into account in this regard the extent to which different compensation elements are at-risk. Accordingly, for example, the amount of salary paid to an NEO is considered by our Parent and unitholders in determining the amount of any cash bonus or restricted unit or restricted preferred unit award, but the relationship among the elements is not formulaic because of the need to balance the likelihood that the at-risk components of compensation will actually be paid at any particular level. We further base overall compensation packages of our executive officers on their experience, current market conditions, business trends, and overall Company performance. As a result, the total compensation of our NEOs in 2011 consisted of the following elements: (i) base salary, (ii) non-equity incentive plan awards, (iii) equity awards, and (iv) participation in employee benefit plans.

Base Salary

We utilize base salary as the foundation of our compensation program. Base salaries for our NEOs are established based upon the scope of their responsibilities and what is necessary to recruit and retain skilled executives. We believe that our executives’ base salaries are comparable with salaries paid to executives at companies of a similar size and with a similar performance to us. Base salaries are reviewed annually in accordance with the NEO’s annual performance evaluation and increased from time to time in view of each NEO’s individual responsibilities, individual and company performance, and experience.

Messrs. Bray, Patel, Krueger and Barone had entered into employment agreements with the Company that set a minimum salary upon execution of the agreement; however, their employment agreements expired in 2011 and they are currently employees at will. Mr. Appel has entered into an employment agreement with the Company that set a minimum salary upon execution of the agreement. These base salaries are intended to complement the at-risk components of the Company’s compensation program by assuring that our NEOs will receive an appropriate minimum level of compensation.

Annual Bonus Plans

Annual bonus incentives keyed to short-term objectives form an important part of our compensation program. Our annual bonus plans are designed to provide incentives to achieve certain financial goals of the Company, as well as personal objectives.

The Incentive Plan for Messrs. Barone, Bray, Appel and Patel. Messrs. Barone, Bray, Appel, and Patel participate in our Annual Incentive Compensation Plan (the “Incentive Plan”). The Incentive Plan provides for payment of annual cash incentive bonuses from a pool equal to 5% of the Company’s Operating Cash Flow. Operating Cash Flow is generally equal to Adjusted EBITDA from the Operating Segments less servicing resulting from transfers of financial assets. In calculating Operating Cash Flow, non-cash components affecting Adjusted EBITDA both positively and negatively, if any, are excluded. This measure of Operating Cash Flow is intended to represent the Company’s cash revenues less all fully allocated cash and accrued expenses. Tying bonus payments to Operating Cash Flow puts a significant portion of these executives’ salary at risk and ties their compensation to our operational and financial results. The Incentive Plan is maintained by Nationstar Mortgage LLC and is administered by our Parent. Our Parent chose the Company’s Operating Cash Flow as an incentive metric believing that it reflects the efficiency with which our management team manages the Company on a short- and long-term basis.

Our Parent may not decrease the amount of the bonus pool. Each fiscal year, our Parent determines each applicable NEO’s allocable portion of the bonus pool for that fiscal year, provided, however, that our Parent may not reduce any executive’s allocable percentage to less than 75% of the executive’s percentage for the prior fiscal year. To receive the actual award, the NEO must be employed by the Company (and not have given notice of intent to resign) on the last day of the fiscal year to which the bonus relates.

The following are our NEO’s target bonus percentages for 2011:

Name	Allocable Percentage of the Bonus Pool
Jay Bray	31.7%

Robert L. Appel	17.2%

Amar Patel	15.5%

Anthony H. Barone	35.6%

Annual Incentive Program for Mr. Krueger. Mr. Krueger participates in our annual cash incentive program, which includes Company and individual performance measures. Mr. Krueger’s key objectives for 2011 were Operating Cash Flow (20% weight factor in final payout), secondary marketing profit/loss (30% weight) and other deliverables (50% weight). In 2011, Mr. Krueger’s other responsibilities were associated with managing hedging risks, execution of loan sales, GSE and investor relations and frequency of repurchase requests. Under the annual incentive program, Company and individual performance measures are established at the beginning of the fiscal year by the Company’s Board of Managers. At year end, the Board of Managers rates the results for each key objective on a scale of one to five. The rating is multiplied by the weight of each key objective to result in a weighted score, with five being the highest possible score. The weighted score is converted into a percentage and multiplied by Mr. Krueger’s bonus opportunity to result in the annual cash incentive awarded. The annual cash incentive is generally paid in a single installment in the first quarter following completion of the plan year. Mr. Krueger must be employed by the Company on December 31 of the award year and not have given notice of termination by the time that the award is paid to receive the bonus. As a condition of participation in the annual incentive plan, Mr. Krueger is subject to a non-solicitation covenant. Following our public offering, we anticipate Mr. Krueger will continue to receive annual incentive awards but the Compensation Committee has made no definitive decisions regarding future awards.

Equity Plan Adopted in Connection with our Initial Public Offering of Nationstar Mortgage Holdings Inc.

We have adopted the 2012 Incentive Compensation Plan (the “Plan”), which will enable us to offer certain key employees of Nationstar Mortgage LLC, consultants and non-employee directors equity-based awards. In connection with the initial public offering, we made grants of restricted stock to management in the total amount of 1,191,117 shares and to members of the Board in the total amount of 85,716 shares. Of this amount, we granted our NEOs, Mr. Bray and Mr. Krueger, 428,572 shares and 21,429 shares, respectively. There is no current understanding or agreement with respect to any awards to be made to our other NEOs. The purpose of the Plan is to enhance our profitability and value for the benefit of stockholders by enabling us to offer equity-based incentives in order to attract, retain and reward such individuals, while strengthening the mutuality of interests between those individuals and our stockholders. Up to 5,200,000 shares of our common stock may be issued under the plan with annual increases of 150,000 shares of common stock per year (subject to adjustment to reflect certain transactions and events specified in the Plan, as described below). The maximum aggregate awards that may be granted during any fiscal year will be 3,000,000 shares, or $20 million with respect to a cash-based award. We intend to file with the SEC a registration statement on Form S-8 covering the shares issuable under the Plan.

The following is a summary of the material terms and provisions of the Plan and certain tax effects of participation in the Plan. This summary is qualified in its entirety by reference to the complete text of the. To the extent that there is a conflict between this summary and the Plan, the terms of the Plan will govern. Capitalized terms that are used but not defined in this summary have the meanings given to them in the Plan.

Description of the Plan

Plan Administration. The Plan will be administered by the compensation committee (the “Committee”), which will have discretion and authority to interpret the Plan, prescribe, amend and rescind rules and regulations regarding the Plan, select Participants to receive Awards, determine the form, terms and conditions of Awards, and take other actions it deems necessary or advisable for the proper operation or administration of the Plan.

Stock Options and Stock Appreciation Rights. All Stock Options granted under the Plan are intended to be non-qualified share options and are not intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code. Stock Appreciation Rights may be awarded either alone or in tandem with Nonqualified Stock Options. Stock Options and Stock Appreciation Rights will have maximum terms of ten years. Stock Options and Stock Appreciation Rights will be subject to the following terms and conditions:

•	The Exercise Price for each Share subject to a Stock Option or Stock Appreciation Right will be not less than the Fair Market Value of a Share on the date of grant.

Restricted Units, Restricted Stock, Deferred Shares and Performance Shares. Restricted Units, Restricted Stock, Deferred Shares and Performance Shares are subject to the following terms and conditions:

•

The Committee will determine the purchase price, the vesting schedule and performance objectives, if any, with respect to the grant of Restricted Shares, Restricted Units, Deferred Shares and Performance Shares.

Other Stock-Based Awards. The Committee may, from time to time, grant Awards other than those referred to above that consist of, are denominated in, or are otherwise related to Shares. These Awards may include, among other things, stock units or phantom or hypothetical shares. The Committee has broad discretion to determine any terms and conditions that will apply to Other Stock-Based Awards under the Plan.

Cash-Based Awards. The Committee may grant Cash-Based Awards that may be settled in cash or other property, including shares of Common Stock. The Committee has broad discretion to determine any terms and conditions that will apply to Cash-Based Awards under the Plan.

Transfer. Awards may not be transferred by a Participant other than by will or the laws of descent and distribution, except that Restricted Stock may be freely transferred after the restrictions lapse or are satisfied and the Shares are delivered.

Adjustments. The maximum number of Shares available for issuance under the Plan, the individual and aggregate limits described above, the number of Shares underlying outstanding Awards and the Exercise Price applicable to outstanding Awards shall be equitably adjusted upon certain events effecting the capitalization of Nationstar Mortgage Holdings Inc. such as a recapitalization or stock split. Upon the occurrence of certain extraordinary corporate transactions, such as a dissolution, sale, or merger of Nationstar Mortgage Holdings Inc., the Committee has discretion to cancel each Award in exchange for an amount in cash or to provide for the exchange of each Award for an Award with respect to some or all of the property which a holder of the number of shares of Common Stock subject to such Award would have received in the transaction.

Change in Control. The Committee has discretion to provide for acceleration of vesting and/or payment of Awards upon a Change in Control, as defined in the Plan.

Amendment and Termination. The Committee has authority at any time to amend or terminate the Plan, provided that such amendment may not be prejudicial to any Participant. No material revision to the Plan may become effective without stockholder approval. For this purpose, a revision will be deemed to be material based on the rules adopted by the NYSE from time to time or if it materially increases the number of Shares that may be issued under the Plan (other than as a result of an adjustment described above or automatic increases). NYSE rules currently provide that material revisions which require stockholder approval include a material increase in the number of shares available under the Plan, a material expansion of the types of awards available under the plan, a material expansion of the class of employees, directors, or other service providers eligible under the Plan, a material extension of the term of the Plan, a material change in the method of determining the strike price of options under the Plan and an amendment to permit option repricing. The Plan will terminate, if not sooner as a result of Committee action, on the 10th anniversary of the date the Plan is adopted.

Summary of Federal Income Tax Consequences of Awards

The following is a brief summary of the principal U.S. federal income tax consequences of Awards and transactions under the Plan. This summary is not intended to be exhaustive and, among other things, does not describe state, local or foreign tax consequences.

Nonqualified Stock Options and Stock Appreciation Rights. A Participant will not recognize any income at the time a Nonqualified Stock Option or Stock Appreciation Right is granted, nor will we be entitled to a deduction at that time. When a Nonqualified Stock Option is exercised, the Participant will recognize ordinary income in an amount equal to the excess of the Fair Market Value of the Shares received as of the date of exercise over the Exercise Price. When a Stock Appreciation Right is exercised, the Participant will recognize ordinary income in an amount equal to the cash received or, if the Stock Appreciation Right is paid in Shares, the Fair Market Value of the Shares received as of the date of exercise. Payroll taxes are required to be withheld from the Participant on the amount of ordinary income recognized by the Participant. We will be entitled to a tax deduction with respect to a Nonqualified Stock Option or Stock Appreciation Right in the same amount as the Participant recognizes income.

Restricted Units, Restricted Stock and Performance Awards. A Participant will not recognize any income at the time a Restricted Unit, Share of Restricted Stock or Performance Award is granted, nor will we be entitled to a deduction at that time. When a Restricted Unit is redeemed, the Participant will recognize ordinary income in an amount equal to the Fair Market Value of the Shares received or, if the Restricted Unit is paid in cash, the amount payable. In the year in which Shares of Restricted Stock or the Performance Award are no longer subject to a substantial risk of forfeiture (i.e., in the year that the Shares vest), the Participant will recognize ordinary income in an amount equal to the excess of the Fair Market Value of the Shares on the date of vesting over the amount, if any, the Participant paid for the Shares. A Participant may, however, elect within 30 days after receiving Restricted Stock to recognize ordinary income in the year of receipt instead of the year of vesting. If an election is made, the amount of income recognized by the Participant will be equal to the excess of the Fair Market Value of the Shares on the date of receipt over the amount, if any, the Participant paid for the Shares. Payroll taxes are required to be withheld from the Participant on the amount of ordinary income recognized by the Participant. We will be entitled to a tax deduction in the same amount as the Participant recognizes income.

Deferred Shares. In general, the grant of Deferred Shares will not result in income for the Participant or in a tax deduction for us. Upon the settlement of such an award, the Participant will recognize ordinary income equal to the aggregate value of the payment received, and we generally will be entitled to a tax deduction in the same amount.

Cash-Based Awards. A Participant will not recognize any income at the time of the grant to the Participant of a Cash-Based Award. The Participant will recognize income at the time that cash is paid to the participant pursuant to a Cash-Based Award, in the amount paid. Payroll taxes will be required to be withheld at that time. We will be entitled to a tax deduction in the same amount as the amount the Participant recognizes income.

Long-Term Incentive Plans

Equity Incentive Plan. We have provided long-term incentives in the form of grants of Series 1 and Series 2 Class A units (Units) and restricted preferred units relating to Series 1 Class C and Class D preferred units (RSUs) of FIF HE Holdings LLC to our NEOs to promote sustained high performance. Units and RSUs are granted pursuant to the limited liability company agreement of FIF HE Holdings LLC and individual award agreements. No Units or RSUs were granted to NEOs in 2011. In 2010, substantial one-time grants of Units and RSUs, subject to three-year vesting, were granted to each of Messrs. Bray, Appel, Patel and Barone based on a review of our existing compensation arrangements with our most highly valued executives and the business environment. Specifically, the grants were intended to both serve as a long-term incentive device, a retention device and to further align the interests of Messrs. Bray, Appel, Patel and Barone with the Company in the future.

The Units and RSUs vest over a three year period. Each RSU represents the right to receive one Series 1 Class C preferred unit or one Series 1 Class D preferred unit, as applicable, upon vesting and settlement of the RSU. If the Company pays a dividend to Class C or Class D unitholders (other than with respect to any pre-2010 preferred yield), the executive will be entitled to receive a proportionate payment based on the number of RSUs he holds, whether or not they have vested.

Our equity arrangements provide for accelerated vesting of the number of Units and RSUs scheduled to vest on the next scheduled vesting date, if any, where the employment of an applicable NEO is terminated without “cause” (other than within six months after a “change in control”), by such NEO for “good reason” or upon death or disability, subject to the NEO executing a general release of claims in favor of the Company. If the employment of an applicable NEO is terminated without cause within six months following a change in control, subject to the NEO executing a general release of claims in favor of the Company, all unvested Units and RSUs will vest. We believe that such a provision benefits the Company and its unitholders by giving our NEOs some protection so they may make decisions about the Company and any potential transaction free from concerns about the impact to their unvested equity awards. On any other termination of employment, all unvested Units and RSUs will be forfeited.

Following termination of employment, the applicable series will have certain repurchase rights with respect to the Series 1 and Series 2 Class A units and the Series 1 Class C and Class D preferred units. The applicable series, and if the series elects not to exercise its right, the Fortress Funds, which own FIF HE Holdings LLC may repurchase the applicable units for 30 days following the executive’s termination of employment. The repurchase price per unit is calculated as set forth in the limited liability company agreement of FIF HE Holdings LLC and the applicable award agreements. Thus, the repurchase price differs based on the unit’s series, as well as the reason for termination. Class A units granted to Messrs. Bray, Appel, Patel and Barone, may be repurchased (a) following a termination for cause at the lesser of fair market value on the date of (i) termination or (ii) grant, and (b) following a termination for any other reason, for fair market value on the date of termination. Class C and D units may be repurchased for an amount equal to the sum of (i) the purchase price of the units plus any additional capital contributions less any distribution paid with respect to the units and (ii) any accrued and preferred yield less any accrued unpaid pre-2010 preferred yield.

Long-Term Incentive Plan. Mr. Krueger participates in a long-term incentive plan which is designed to reward company and individual performance and serve as a retention device. Awards are determined at the conclusion of the plan year (calendar) based upon the Company’s overall financial performance and Mr. Krueger’s contribution to those results. The Company made no long-term incentive awards to NEOs in 2011. However, Messrs. Bray, Patel and Barone received awards in 2008 that vested in 2011 in the amounts of $200,000, $150,000 and $300,000, respectively. Following our public offering, we anticipate Mr. Krueger will continue to receive long-term incentive awards. However, the Compensation Committee has made no definitive decisions regarding future awards. Awards are approved by our Board of

Managers with an award date of December 31 of the year just concluded. The award is generally subject to a three year cliff vesting requirement from the date of the award, which provides an important retention incentive as the executive must remain employed by the Company to receive the award. The award ordinarily is paid in a single installment in the first quarter of the third year following grant. Mr. Krueger must be employed by the Company on the date of payout to receive the award.

Severance Benefits

As noted above, we have entered into an employment agreement with Mr. Appel and we had entered into employment agreements with Messrs. Bray, Patel, Krueger and Barone that expired in 2011. While the employment agreements are in effect, the agreements provide severance benefits to such officers in the circumstances described in greater detail below in the section entitled “Employment Agreements.”

Other Compensation Components

All of our executive officers are eligible to participate in our employee benefit plans, including medical, dental, life insurance and 401(k) plans. These plans are available to all employees and do not discriminate in favor of our NEOs. In addition, we reimburse Mr. Barone and Mr. Bray for the cost of life insurance premiums pursuant to our Executive Life Program. We do not view perquisites as a significant element of our comprehensive compensation structure; however, we believe some perquisites are necessary for the Company to attract and retain superior management talent for the benefit of all unitholders. The value of these benefits to the NEOs is set forth in the Summary Compensation Table under the column “All Other Compensation” and details about each benefit is set forth in a table following the Summary Compensation Table.

Summary Compensation Table

The following table sets forth the annual compensation for the NEOs serving at the end of fiscal year 2011.

Name	Year	Salary ($)	Bonus ($)		Stock Awards ($) (1)	Non-Stock Incentive Plan Compensation ($)		All Other Compensation ($)		Total ($)
Jay Bray	2011	320,000	–		–	1,598,569	(2)	11,048	(6)	1,929,617
	2010	320,000	–		9,918,148	809,434	(3)	11,048	(6)	11,058,630
	2009	289,800	–		–	630,235	(5)	11,069	(7)	931,104
Robert L. Appel	2011	275,000	–		–	867,560	(2)	6,875	(8)	1,149,435
	2010	275,000	–		6,467,985	439,288	(3)	5,500	(8)	7,187,773
	2009	275,000	–		–	342,035	(5)	5,500	(8)	622,535
Amar Patel	2011	255,000	–		–	780,914	(2)	6,231	(8)	1,042,145
	2010	255,000	–		4,147,863	395,415	(3)	6,231	(8)	4,804,509
	2009	255,000	–		–	307,875	(5)	6,231	(8)	569,106
Douglas Krueger	2011	257,500	–		–	350,000	(2)	7,725	(8)	615,225
	2010	250,000	–		–	425,000	(9)	3,125	(8)	678,125
	2009	215,064	100,000	(10)	–	350,000	(11)	41,239	(12)	706,303
Anthony H. Barone	2011	424,350	–		–	1,792,956	(2)	17,036	(13)	2,234,342
	2010	424,350	–		9,584,458	907,862	(3)	16,233	(4)	10,932,903
	2009	424,350	–		–	706,872	(5)	16,116	(4)	1,147,338

(1)	Represents the aggregate grant date fair value, as computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation—Stock Compensation excluding the effect of estimated forfeitures during the applicable vesting periods, of units and RSUs granted to the NEOs. Information with respect to vesting of these awards is disclosed in the Grant of Plan Based Awards table and the accompanying notes.

(2)	These amounts will be paid in the first quarter of fiscal year 2012 but represent awards with respect to the Company’s and individual performance in fiscal year 2011.

(3)	These amounts were paid in the first quarter of fiscal year 2011 but represent awards with respect to the Company’s and individual performance in fiscal year 2010.

(4)	Represents payment of a life insurance premium equal to $9,216 in 2009 and 2010, and a $6,900 and $7,017 in 2009 and 2010, respectively, contribution to Mr. Barone’s 401(k) account.

(5)	These amounts were paid in the first quarter of fiscal 2010 but represent awards with respect to the Company’s and individual performance in fiscal year 2009.

(6)	Represents payment of a life insurance premium equal to $5,998 and a $5,050 contribution to Mr. Bray’s 401(k) account.

(7)	Represents payment of a life insurance premium equal to $5,998 and a $5,071 contribution to Mr. Bray’s 401(k) account.

(8)	Represents a contribution to the NEO’s 401(k) account.

(9)

Of this amount, $300,000 was paid in the first quarter of fiscal year 2011, although it represents an award with respect to the Company’s and Mr. Krueger’s individual performance in fiscal year 2010. The remaining $125,000 is pursuant to the Long-Term Incentive Plan, described above, and is subject to three- year time-based cliff vesting; this amount will become vested on December 31, 2013 as long as Mr. Krueger remains employed with the Company.

(10)	Represents a sign-on bonus Mr. Krueger received pursuant to his employment agreement when he joined the Company.

(11)

Of this amount, $225,000 was paid in the first quarter of fiscal year 2010, although it represents an award with respect to the Company’s and Mr. Krueger’s individual performance in fiscal year 2009, as described in Annual Incentive Program for Mr. Krueger. The remaining $125,000 is pursuant to the Long-Term Incentive Plan, described above, and is subject to three-year time-based cliff vesting; this amount will become vested on December 31, 2012 as long as Mr. Krueger remains employed with the Company.

(12)	Represents payment of a relocation expenses equal to $39,469 and a $1,770 contribution to Mr. Krueger’s 401(k) account.

(13)	Represents payment of a life insurance premium equal to $9,216 and a $7,820 contribution to Mr. Barone’s 401(k) account.

Grants of Plan-Based Awards

The following table sets forth, for each of the Executive Officers, the grants of awards under any plan during the fiscal year ended December 31, 2011.

Name	Estimated Future Payouts Under Non-Equity Incentive Plan Awards Target ($)
Jay Bray	1,598,569 (1)

Robert L. Appel	867,560 (1)

Amar Patel	780,914 (1)

Douglas Krueger	350,000 (2)

Anthony H. Barone	1,792,956 (1)

(1)	Represents amounts granted under the Incentive Plan as described in Incentive Plan for Messrs. Barone, Bray, Appel and Patel.

(2)	Represents the amount granted under the Annual Incentive Program for Mr. Krueger, as described above.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth, for each of the NEOs the outstanding equity awards as of the end of the fiscal year ended December 31, 2011, as described in greater detail in Long-Term Incentive Plan. The unvested Series 1 Class A units may be exchanged for shares of our common stock pursuant to the Unit Exchange offered by Fortress Investment Group.

	Stock Awards
Name	Number of Units That Have Not Vested (#)			Market Value of Units That Have Not Vested ($)
	1A	2A	C&D	1A	2A	C&D
Jay Bray(1)	56,880	10,633	692,917	$4,492,347	$7,908	$961,338

Robert L. Appel(2)	34,128	6,379	415,750	2,695,408	4,744	576,803

Amar Patel(3)	22,752	4,254	277,167	1,796,939	3,164	384,535

Douglas Krueger	—	—	—	—	—	—

Anthony H. Barone(4)	68,256	12,758	831,500	5,390,816	9,488	1,153,606

(1) This award is subject to vesting. With respect to the Series 1 Class A, the award will vest with respect to 56,880 Series 1 Class A units on June 30, 2012. With respect to the Series 2 Class A, the award will vest with respect to 10,633 Series 2 Class A units on June 30, 2012. With respect to the Series 1 Class C and D preferred units, the award will vest with respect to 692,917 units on June 30, 2012.

(2) This award is subject to vesting. With respect to the Series 1 Class A, the award will vest with respect to 34,128 units on June 30, 2012. With respect to the Series 2 Class A, the award will vest with respect to 6,379 units on June 30, 2012. With respect to the Series 1 Class C and D preferred units, the award will vest with respect to 415,750 units on June 30, 2012.

(3) This award is subject to vesting. With respect to the Series 1 Class A, the award will vest with respect to 22,752 Series 1 Class A units on June 30, 2012. With respect to the Series 2 Class A, the award will vest with respect to 4,254 Series 2 Class A units on June 30, 2012. With respect to the Series 1 Class C and D preferred units, the award will vest with respect to 277,167 units on June 30, 2012.

(4) This award is subject to vesting. With respect to the Series 1 Class A, the award will vest with respect to 68,256 Series 1 Class A units on June 30, 2012. With respect to the Series 2 Class A, the award will vest with respect to 12,758 on June 30, 2012. With respect to the Series 1 Class C and D preferred units, the award will vest with respect to 831,500 units on June 30, 2012.

Stock Vested

The following table sets forth, for each of the NEOs, information with respect to the vesting of equity-based awards during the fiscal year ended December 31, 2011.

	Stock Awards
Name	Number of Units Acquired on Vesting (#)			Value Realized on Vesting ($)
	1A	2A	C&D	1A	2A	C&D
Jay Bray	56,880	10,631	692,917	$3,651,920	$8,079	$888,060

Robert L. Appel	34,128	6,379	415,750	2,191,152	4,847	532,836

Amar Patel	22,752	4,252	277,167	1,460,768	3,231	355,223

Douglas Krueger	—	—	—	—	—	—

Anthony H. Barone	68,256	12,758	831,500	4,382,303	9,695	1,065,672

Employment Agreements

The Company has entered into employment agreements with all of our NEOs.

Employment Agreements of Messrs. Barone and Bray

Mr. Barone and the Company entered into an amended and restated employment agreement pursuant to which Mr. Barone agreed to serve as our Chief Executive Officer on September 17, 2010. Mr. Bray and the Company entered into an amended and restated employment agreement pursuant to which Mr. Bray agreed to serve as our Chief Financial Officer on September 17, 2010. Pursuant to their terms, the agreements expired on September 17, 2011 and July 10, 2011, respectively. Pursuant to the employment agreements, upon a termination for any reason or no reason, Messrs. Barone and Bray are bound by one-year post-termination non-competition, non-solicitation, confidentiality and non-disparagement covenants. These covenants survive the termination or expiration of Messrs. Barone’s and Bray’s employment agreements.

Prior to expiration, the employment agreements provided, among other things, for payments to the executive following certain terminations of employment. If prior to the expiration, Mr. Barone’s employment or Mr. Bray’s employment had been terminated by the Company without “cause” or had been terminated by him for “good reason,” subject to his execution of a release of claims, he would have been entitled to (1) 18 months of continued base salary, (2) an amount equal to 150% of the average of his annual cash bonus for the three most recently completed fiscal years and (3) continued coverage under the Company’s medical plan until the earlier of (a) the time he becomes eligible for coverage from a new employer and (b) 12 months following the date of termination. If Mr. Barone’s or Mr. Bray’s employment would have terminated due to his resignation, subject to his execution of a release of claims, he would have been entitled to (1) six months of continued base salary and (2) 50% of the average of his annual cash bonus for the three most recently completed fiscal years. Following the expiration of the term, Mr. Barone and Mr. Bray continued as employees at-will and are not entitled to any severance payments under their respective employment agreements upon any subsequent termination.

Employment Agreement of Mr. Appel

Mr. Appel and the Company entered into an amended employment agreement pursuant to which Mr. Appel agreed to serve as our Executive Vice President, Servicing on September 17, 2010. The initial term of the employment agreement ends on February 3, 2011 and will be automatically renewed for two additional periods of one year commencing on each of February 4, 2011 and February 4, 2012 unless either party gives the other notice of intent not to renew by no later than January 4, 2011 and January 4, 2012, respectively. Failure by the Company to renew Mr. Appel’s term of employment on February 4, 2011 and February 4, 2012, would entitle Mr. Appel to terminate his employment for “good reason” and receive the severance payments described below. Pursuant to the employment agreement, upon a termination for any reason or no reason, Mr. Appel is bound by one-year post-termination non-competition, non-solicitation, confidentiality and non-disparagement covenants. These covenants survive the termination or expiration of Mr. Appel’s employment agreement.

The employment agreement provides for a one-time cash retention bonus of $400,000 if Mr. Appel is employed by the Company on February 4, 2013 (and has not given notice of his intent to resign). If Mr. Appel’s employment is terminated by the Company without “cause” or is terminated by Mr. Appel for “good reason,” subject to his execution of a release of claims, he would be entitled to (1) an amount equal to (a) 12 months of base salary plus (b) a lump sum severance payment of $175,000, (2) a prorated portion of the annual cash incentive bonus for the year of termination, (3) if such termination occurs prior to February 4, 2013, the retention bonus, and (4) continued coverage under the Company’s medical plan until the earlier of (a) the time Mr. Appel becomes eligible for coverage from a new employer and (b) 12 months following the date of termination. Following February 3, 2013, absent an earlier termination of his employment agreement, Mr. Appel will continue as an employee at-will and will not be entitled to any severance payments under his employment agreement upon any subsequent termination.

Employment Agreement of Mr. Patel

Mr. Patel and the Company entered into an amended and restated employment agreement pursuant to which Mr. Patel agreed to serve as our Executive Vice President on September 17, 2010. Pursuant to its terms, the agreement expired on June 1, 2011. Pursuant to the employment agreement, upon a termination for any reason or no reason, Mr. Patel is bound by one-year post-termination non-competition, non-solicitation, confidentiality and non-disparagement covenants. These covenants survive the termination or expiration of Mr. Patel’s employment agreement.

Prior to the expiration of the agreement, if Mr. Patel’s employment had been terminated by the Company without “cause” or had been terminated by Mr. Patel for “good reason,” subject to Mr. Patel’s execution of a release of claims, he would have been entitled to (1) six months of continued base salary, (2) an amount equal to 50% of his annual cash bonus paid to him for the most recently completed fiscal year and (3) continued coverage under the Company’s medical plan until the earlier of (a) the time he became eligible for coverage from a new employer and (b) six months following the date of termination. Following June 1, 2011, Mr. Patel continued as an employee at-will and will not be entitled to any severance payments under his employment agreement upon any subsequent termination.

Employment Agreement of Mr. Krueger

Mr. Krueger and the Company entered into an employment agreement pursuant to which Mr. Krueger agreed to serve as our Executive Vice President, Capital Markets on February 19, 2009. Pursuant to its terms, the agreement expired on February 18, 2011. Pursuant to the agreement, Mr. Krueger is bound by a six-month post-termination non-competition, a one-year post-termination non-solicitation, confidentiality and non- disparagement covenants. These covenants survive the termination or expiration of Mr. Krueger’s employment agreement.

Prior to the expiration of the agreement, if Mr. Krueger’s employment had been terminated by the Company without “cause” or had been terminated by Mr. Krueger for “good reason,” subject to Mr. Krueger’s execution of a release of claims, he would have been entitled to (1) accrued benefits, (2) an amount equal to Mr. Krueger’s unpaid base salary and guaranteed bonus through February 18, 2011 and (3) continued coverage under the Company’s medical plan until the earlier of (a) the time he becomes eligible for coverage from a new employer and (b) six months following the date of termination. Following February 18, 2011, Mr. Krueger continued as an employee at-will and will not be entitled to any severance payments under his employment agreement upon any subsequent termination.

Potential Payments upon Termination or Change in Control

The following table sets forth the value of benefits that would have been payable to the NEOs assuming a termination of employment or change of control on December 31, 2011.

Name	Death		Disability		Voluntary Termination	Termination without Cause Other than After A Change in Control or for Good Reason		After Change in Control, Termination without Cause
Jay Bray	$5,461,593	(1)	$5,461,593	(1)	$ –	$ 5,461,593	(1)	$ 5,461,593	(2)

Robert L. Appel	3,276,955	(1)	3,276,955	(1)	–	5,008,340	(2)(3)	5,008,340	(2)(3)

Amar Patel	2,184,638	(1)	2,184,638	(1)	–	2,184,638	(1)	2,184,638	(2)

Douglas Krueger	125,000	(4)	125,000	(4)	–	–		–

Anthony H. Barone	6,553,910	(1)	6,553,910	(1)	–	6,553,910	(1)	6,553,910	(2)

(1)	Pursuant to the award agreements granting each of Messrs. Barone, Bray, Appel and Patel units and RSUs, in the event the NEO’s employment terminates as a result of the NEO’s death, disability or voluntary resignation for good reason or as a result of the Company terminating the NEO’s employment without cause other than in connection with a change in control, an additional tranche of any outstanding and unvested equity awards will become vested.

(2)	Pursuant to the award agreements granting each of Messrs. Barone, Bray, Appel and Patel units and RSUs, in the event the NEO’s employment terminates as a result the Company terminating the NEO’s employment without cause within 6 months following a change in control, all of the NEO’s outstanding and unvested equity awards will become vested.

(3)	Pursuant to his employment agreement upon a termination without cause, Mr. Appel will receive a severance payment of $1,731,385 ($275,000 of salary continuation, $400,000 retention bonus, $175,000 lump sum, $867,560 pro rated bonus (full year as of December 31, 2011) and $13,825 medical benefits). The remaining amount of $3,276,955 is pursuant to the unit and RSU award agreements described in Note (2) above.

(4)	Pursuant to the Long-Term Incentive Plan, in the event of termination due to death or disability Mr. Krueger will receive a pro rata payout of his outstanding awards.

Manager and Director Compensation

The Nationstar Mortgage LLC Board of Managers is currently comprised of three members elected by our unitholders: Anthony Barone (Chairman), Peter Smith and Jay Bray. Each of Messrs. Barone, Smith and Bray receives no payments in addition to what has been described as a result of his service on the Board of Managers (earned but unpaid salary, accrued but unpaid time off, reimbursable business expenses, vested benefits and benefit continuation pursuant to employee benefit plans).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Under SEC rules, a related person is an officer, director, nominee for director or beneficial holder of more than 5% of any class of our voting securities since the beginning of the last fiscal year or an immediate family member of any of the foregoing. Our Nationstar Mortgage Holdings Inc. board of directors has approved a written related party transaction policy that will take effect prior to completion of the initial public offering. This policy is also effective for Nationstar Mortgage LLC as a subsidiary of Nationstar Mortgage Holdings Inc. Pursuant to this policy, directors (including director nominees), executive officers and employees are required to report to the General Counsel any transactions or circumstances that may create or appear to create a conflict between the personal interests of the individual and the interests of the Company, regardless of the amount involved. The General Counsel reports these transactions to the nominating and corporate governance committee of the board of directors, which is responsible for evaluating each related party transaction and making a recommendation to the disinterested members of the board of directors as to whether the transaction at issue is fair, reasonable and within Company policy and whether it should be ratified and approved. The nominating and corporate governance committee, in making its recommendation, considers various factors, including the benefit of the transaction to the Company, the terms of the transaction and whether they are at arm’s-length and in the ordinary course of the Company’s business, the direct or indirect nature of the related person’s interest in the transaction, the size and expected term of the transaction, and other facts and circumstances that bear on the materiality of the related party transaction under applicable law and listing standards.

Prior to the adoption of the written policy, our board of directors used similar processes and controls to obtain information from our directors, executive officers and significant stockholders regarding related party transactions and then determined, based on the facts and circumstances, whether we or a related person had a direct or indirect material interest in these transactions. When considering potential transactions involving a related party, our officers notified our board of directors of the proposed transaction, provided a brief background of the transaction and scheduled a meeting with the board of directors to review the matter. At such meetings, our Chief Executive Officer, Chief Financial Officer and other members of management, as appropriate, provided information to the board of directors regarding the proposed transaction, after which the board of directors and management discussed the transaction and the implications of engaging a related party as opposed to an unrelated third party. If the board of directors (or specified directors as required by applicable legal requirements) determined that the transaction was in our best interests, it voted to approve entering into the transaction with the applicable related party.

Other than compensation agreements and other arrangements which are described under Item 11. Executive Compensation and the transactions described below, since January 1, 2011, there has not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed $120,000 and in which any related person had or will have a direct or indirect material interest.

We currently serve as the loan servicer for two securitized loan portfolios managed by Newcastle Investment Corp. (Newcastle), which is managed by an affiliate of Fortress, for which we receive a monthly net servicing fee equal to 0.5% per annum on the UPB of the portfolios. For the years ended December 31, 2011, 2010 and 2009, we received servicing fees of $5.8 million, $6.5 million and $7.5 million, respectively. The outstanding UPB as of December 31, 2011 and 2010 was $1.1 billion, $1.2 billion, and $1.4 billion, respectively.

In December 2011, we entered into a sale and assignment agreement (the “Sale Agreement”) with an indirect wholly owned subsidiary of Newcastle. We are an affiliate of Newcastle’s manager, which is an affiliate of Fortress. We acquired MSRs on a pool of agency residential mortgage loans in September 2011 (the “Portfolio”). Pursuant to the Sale Agreement, we sold to Newcastle the right to receive 65% of the excess cash flow generated from the MSRs of the Portfolio after receipt of a fixed basic servicing fee per loan. The sale price was $43.7 million. We will retain all ancillary income associated with servicing the Portfolio and 35% of the excess cash flow after receipt of the fixed basic servicing fee. We will continue to be the servicer of the loans and provide all servicing and advancing functions for the Portfolio. Newcastle will not have prior or ongoing obligations associated with the Portfolio. Contemporaneous with the above, in December 2011, we entered into a refinanced loan agreement with Newcastle. Should we refinance any loan in the Portfolio, subject to certain limitations, we will be required to transfer the new loan or a replacement loan of similar economic characteristics into the Portfolio. The new or replacement loan will be governed by the same terms set forth in the Sale Agreement described above. This Sale Agreement will be accounted for as a financing arrangement by us. The fair value on the outstanding note related to this agreement was $44.6 million at December 31, 2011. Additionally, as a component of the underlying agreement, Newcastle will be required to remit a previous holdback amount of $3.3 million, pending certain conditions being satisfied by us. Such amount is recorded in accounts receivable.

We currently serve as the loan subservicer for three loan portfolios managed by FCDB FF1 LLC, FCDB 8020 REO LLC, FCDB FF1 2008-1 Trust, FCDB UB 8020 Residential LLC and FCDB GMPL 2008-1 Trust, which is managed by an affiliate of Fortress, for which we receive a monthly per loan subservicing fee and other performance incentive fees subject to our agreement with them. For the years ended December 31, 2011, 2010 and 2009, we received $2.3 million, $0.6 million and $1.0 million of subservicing fees, respectively. The outstanding UPB as of December 31, 2011 and 2010 was $2.1 million and $121.1 million, respectively.

In September 2010, we entered into a marketing agreement with Springleaf Home Equity, Inc., Springleaf Financial Services of Arkansas, Inc. and MorEquity, Inc. (collectively, the “Entities”), each of which is indirectly owned by investment funds managed by affiliates of Fortress. Pursuant to this agreement, we market our mortgage origination products to customers of the Entities, and are compensated by the origination fees of loans that we refinance. For the year ended December 31, 2011, and 2010, we recognized revenue of $3.2 million and $0.4 million, respectively. The marketing agreement is set to expire on December 31, 2012. Additionally, in January 2011, we entered into three agreements to act as the loan subservicer for the Entities for a whole loan portfolio and two securitized loan portfolios totaling $4.4 billion for which we receive a monthly per loan subservicing fee and other performance incentive fees subject to our agreement with the Entities. For the years ended December 31, 2011, we recognized revenue of $9.9 million in additional servicing and other performance incentive fees related to these portfolios.

In March 2011, we entered into a limited partnership agreement with ANC. ANC is the parent company of NREIS which through the ANC partnership we hold a non-controlling interest in NREIS, an ancillary real estate services and vendor management company that directly and indirectly provides title agency settlement or valuation services for loan originations and default management. We offer these adjacent services in connection with loans we currently service, as well as on a third party basis in exchange for base and/or incentive fees. In addition to enhancing our core businesses, these adjacent services present an opportunity to increase future earnings with minimal capital investment, including by expanding the services we provide to large banks and other financial institutions seeking to outsource these functions to a third party. As we are able to exercise significant influence, but not control, over the policies and procedures of the entity, and we own less than 50% of the voting interest, we apply the equity method of accounting. During the year ended December 31, 2011 we disbursed $4.9 million for servicing-related advances.

Family Relationships

There are no family relationships between any of our executive officers or directors.

Director Independence

Nationstar Mortgage LLC is privately owned. As a result, we are not required to have independent directors.

Item 14.  Principal Accounting Fees and Services

The fees incurred by Nationstar Mortgage LLC, including its majority-owned subsidiaries, for services provided by Ernst and Young LLP, the independent registered public accounting firm, in 2011 and 2010 are set forth below (in millions). Board of Managers pre-approves all fees and services provided by the independent registered public accounting firm, subject to the exceptions for non-audit services described in the Securities Exchange Act of 1934 and rules and regulations thereunder. During 2011 and 2010, all fees incurred were pre-approved.

	Year ended December 31,
Fees by Type	2011	2010

Audit fees	$2.5	$1.8
Audit-related fees	0.4	0.2
Tax fees	–	–
All other fees	–	–

Total	$2.9	$2.0

Audit Fees. Audit fees primarily related to the annual audits of the Consolidated Financial Statements included in our Annual Reports on Form 10-K, and the reviews of the Condensed Consolidated Financial Statements included in our Quarterly Reports on Form 10-Q, comfort letters for registration statements, and services that are normally provided in connection with regulatory and statutory filings or engagements, including consent orders.

Audit-Related Fees. Audit-related fees primarily related to assurance and related services that are reasonably related to the performance of the audit or review of our financial statements including audits of our employee benefit plans, internal control (SSAE 16 Report), regulatory audits and agreed upon procedures.

Tax Fees. Tax fees consist of professional services for tax compliance, tax audit and tax planning for specific transactions or potential transactions of the Company.

All Other Fees. All other fees consist of professional services for other elective procedures.

Item 15.  Exhibits, Financial Statement Schedules

3.1	Certificate of Formation of Nationstar Mortgage LLC (incorporated by reference to Exhibit 3.1 to Nationstar Mortgage LLC’s Registration Statement on Form S-4 filed with the SEC on December 22, 2010).

3.2	Operating Agreement of Nationstar Mortgage LLC (incorporated by reference to Exhibit 3.1 to Nationstar Mortgage LLC’s Registration Statement on Form S-4 filed with the SEC on December 22, 2010).

4.1	Indenture, dated as of March 26, 2010, among Nationstar Mortgage LLC, Nationstar Capital Corporation, and Wells Fargo Bank, N.A., as trustee, including the form of 10.875% Senior Note due 2015 (incorporated by reference to Exhibit 4.1 to Nationstar Mortgage LLC’s Registration Statement on Form S-4 filed with the SEC on December 23, 2010).

4.2	Supplemental Indenture, dated as of August 31, 2010, among NSM Recovery Services Inc, a subsidiary of Nationstar Mortgage LLC, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Nationstar Mortgage LLC’s Registration Statement on Form S-4 filed with the SEC on December 23, 2010).

4.3	Supplemental Indenture, dated as of December 13, 2010, among NSM Foreclosure Services Inc, a subsidiary of Nationstar Mortgage LLC, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to Nationstar Mortgage LLC’s Registration Statement on Form S-4 filed with the SEC on December 23, 2010).

4.4	Supplemental Indenture, dated as of December 19, 2011, among Nationstar Mortgage LLC, Nationstar Capital Corporation, Centex Land Vista Ridge Lewisville III General Partner, LLC, Centex Land Vista Ridge Lewisville III, L.P., Harwood Service Company LLC, Harwood Insurance Services, LLC, Harwood Service Company of Georgia, LLC, Harwood Service Company of New Jersey, LLC, Homeselect Settlement Solutions, LLC, Nationstar 2009 Equity Corporation, Nationstar Equity Corporation, Nationstar Industrial Loan Company, Nationstar Industrial Loan Corporation, NSM Recovery Services, Inc., NSM Foreclosure Services, Inc., and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Nationstar Mortgage LLC’s Current Report on Form 8-K filed with the SEC on December 19, 2011).

4.5	Registration Rights Agreement, dated as of March 26, 2010, among Nationstar Mortgage LLC, Nationstar Capital Corporation, Barclays Capital Inc., Banc of America Securities LLC, Deutsche Bank Securities Inc. and RBS Securities Inc. (incorporated by reference to Exhibit 4.4 to Nationstar Mortgage LLC’s Registration Statement on Form S-4 filed with the SEC on December 23, 2010).

4.6	Registration Rights Agreement, dated as of March 26, 2010, among Nationstar Mortgage LLC, Nationstar Capital Corporation, Barclays Capital Inc., Banc of America Securities LLC, Deutsche Bank Securities Inc. and RBS Securities Inc. (incorporated by reference to Exhibit 10.1 to Nationstar Mortgage LLC’s Current Report on Form 8-K filed with the SEC on December 19, 2011).

10.1	Amended and Restated Servicer Advance Early Reimbursement Addendum, dated as of August 16, 2010, between Nationstar Mortgage LLC and Fannie Mae (incorporated by reference to Exhibit 10.1 to Nationstar Mortgage LLC’s Registration Statement on Form S-4 filed with the SEC on December 23, 2010).

10.2	Fifth Amended and Restated Master Repurchase Agreement, dated as of January 27, 2010, between The Royal Bank of Scotland plc, as buyer, and Nationstar Mortgage LLC, as seller (incorporated by reference to Exhibit 10.2 to Nationstar Mortgage LLC’s Registration Statement on Form S-4 filed with the SEC on December 23, 2010).

10.3	Amendment Number One to Fifth Amended and Restated Master Repurchase Agreement, and Amendment Number One to Fifth Amended and Restated Pricing Side Letter, both dated as of April 6, 2010, between The Royal Bank of Scotland plc and Nationstar Mortgage LLC. (incorporated by reference to Exhibit 10.3 to Amendment No. 3 to Nationstar Mortgage LLC’s Registration Statement on Form S-4 filed with the SEC on April 27, 2011).

10.4	Amendment Number Two to Fifth Amended and Restated Master Repurchase Agreement, and Amendment Number Two to Fifth Amended and Restated Pricing Side Letter, both dated as of February 25, 2011, between The Royal Bank of Scotland plc and Nationstar Mortgage LLC. (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to Nationstar Mortgage LLC’s Registration Statement on Form S-4 filed with the SEC on April 27, 2011).

10.5	Subservicing Agreement, dated as of October 29, 2010, between Fannie Mae and Nationstar Mortgage LLC (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to Nationstar Mortgage LLC’s Registration Statement on Form S-4 filed with the SEC on February 9, 2011).

10.6	Strategic Relationship Agreement, dated as of December 16, 2009, between Fannie Mae and Nationstar Mortgage LLC (incorporated by reference to Exhibit 10.4 to Nationstar Mortgage LLC’s Registration Statement on Form S-4 filed with the SEC on December 23, 2010).

10.7	Subservicing Agreement, dated as of February 1, 2011, among MorEquity, Inc., American General Financial Services of Arkansas, Inc. and American General Home Equity, Inc. as owners and as servicers, and Nationstar Mortgage LLC, as subservicer. (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to Nationstar Mortgage LLC’s Registration Statement on Form S-4 filed with the SEC on March 28, 2011).

10.8	Subservicing Agreement (American General Mortgage Loan Trust 2006-1), dated as of February 1, 2011, between MorEquity, Inc., as servicer, and Nationstar Mortgage LLC, as subservicer (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to Nationstar Mortgage LLC’s Registration Statement on Form S-4 filed with the SEC on March 28, 2011).

10.9	Subservicing Agreement (American General Mortgage Loan Trust 2010-1), dated as of February 1, 2011, between MorEquity, Inc., as servicer, and Nationstar Mortgage LLC, as subservicer. (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to Nationstar Mortgage LLC’s Registration Statement on Form S-4 filed with the SEC on March 28, 2011).

10.10	Sale and Servicing Agreement, dated as of April 6, 2006, between The Financial Asset Securities Corp., as Depositor, Centex Home Equity Company, LLC, as Originator and Servicer, Newcastle Mortgage Securities Trust 2006-1, as Issuer, and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.10 to Amendment No. 5 to Nationstar Mortgage LLC’s Registration Statement on Form S-4 filed with the SEC on June 10, 2011).

10.11	Sale and Servicing Agreement, dated as of July 12, 2007, between Bear Stearns Asset-Backed Securities I LLC, as Depositor, Nationstar Mortgage LLC, as Servicer, Newcastle Mortgage Securities Trust 2007-1, as Issuing Entity, Wells Fargo Bank, N.A., as Master Servicer, Securities Administrator and Custodian, and The Bank of New York, as Indenture Trustee. (incorporated by reference to Exhibit 10.11 to Amendment No. 5 to Nationstar Mortgage LLC’s Registration Statement on Form S-4 filed with the SEC on June 10, 2011).

10.12	Subservicing Agreement, effective as of June 21, 2011, between First Tennessee Bank National Association, as Owner and Master Servicer, and Nationstar Mortgage LLC, as Servicer and Subservicer (incorporated by reference to Exhibit 10.12 to Amendment No. 6 to Nationstar Mortgage LLC’s Registration Statement on Form S-4 filed with the SEC on June 30, 2011).

10.13	Employment Agreement, dated as of January 29, 2008, by and between Nationstar Mortgage LLC and Robert L. Appel (incorporated by reference to Exhibit 10.5 to Nationstar Mortgage LLC’s Registration Statement on Form S-4 filed with the SEC on December 23, 2010).

10.14	Amendment, dated as of September 17, 2010, to Employment Agreement dated January 29, 2008 by and between Nationstar Mortgage LLC and Robert L. Appel (incorporated by reference to Exhibit 10.6 to Nationstar Mortgage LLC’s Registration Statement on Form S-4 filed with the SEC on December 23, 2010).

10.15	Employment Agreement, dated as of February 19, 2009, by and between Nationstar Mortgage LLC and Douglas Krueger (incorporated by reference to Exhibit 10.7 to Nationstar Mortgage LLC’s Registration Statement on Form S-4 filed with the SEC on December 23, 2010).

10.16	Employment Agreement, dated as of September 17, 2010, by and between Nationstar Mortgage LLC and Anthony H. Barone (incorporated by reference to Exhibit 10.8 to Nationstar Mortgage LLC’s Registration Statement on Form S-4 filed with the SEC on December 23, 2010).

10.17	Employment Agreement, dated as of September 17, 2010, by and between the Company and Jesse K. Bray (incorporated by reference to Exhibit 10.9 to Nationstar Mortgage LLC’s Registration Statement on Form S-4 filed with the SEC on December 23, 2010).

10.18	Employment Agreement, dated as of September 17, 2010, by and between Nationstar Mortgage LLC and Amar Patel (incorporated by reference to Exhibit 10.10 to Nationstar Mortgage LLC’s Registration Statement on Form S-4 filed with the SEC on December 23, 2010).

10.19	Form of Restricted Series 1 Preferred Unit Award Agreement under FIF HE Holdings LLC Fifth Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 10.11 to Nationstar Mortgage LLC’s Registration Statement on Form S-4 filed with the SEC on December 23, 2010).

10.20	Form of Series 1 Class A Unit Award Agreement under FIF HE Holdings LLC Fifth Amended and Restated Limited Liability Company (incorporated by reference to Exhibit 10.12 to Nationstar Mortgage LLC’s Registration Statement on Form S-4 filed with the SEC on December 23, 2010).

10.21	Form of Series 2 Class A Unit Award Agreement under FIF HE Holdings LLC Fifth Amended and Restated Limited Liability Company (incorporated by reference to Exhibit 10.13 to Nationstar Mortgage LLC’s Registration Statement on Form S-4 filed with the SEC on December 23, 2010).

10.22	Nationstar Mortgage LLC Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.14 to Nationstar Mortgage LLC’s Registration Statement on Form S-4 filed with the SEC on December 23, 2010).

10.23	Nationstar Mortgage LLC Incentive Program Summary (incorporated by reference to Exhibit 10.15 to Nationstar Mortgage LLC’s Registration Statement on Form S-4 filed with the SEC on December 23, 2010).

10.24	Nationstar Mortgage LLC Long-Term Incentive Plan for Mr. Krueger. (incorporated by reference to Exhibit 10.16 to Nationstar Mortgage LLC’s Registration Statement on Form S-4 filed with the SEC on December 23, 2010).

10.25	Fifth Amended and Restated Limited Liability Company Agreement of FIF HE HOLDINGS LLC (incorporated by reference to Exhibit 10.25 to Amendment No. 6 to Nationstar Mortgage LLC’s Registration Statement on Form S-4 filed with the SEC on June 30, 2011).

10.26	Mortgage Servicing Rights Purchase and Sale Agreement, dated and effective as of September 30, 2011, between Bank of America, National Association, as seller, and Nationstar Mortgage LLC, as buyer (incorporated by reference to Exhibit 2.1 to Nationstar Mortgage LLC’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2011).

10.27	Servicer Rights Sale and Issuer Transfer Agreement, dated December 5, 2011, between Bank of America, National Association, as seller, and Nationstar Mortgage LLC, as buyer (incorporated by reference to Exhibit 10.27 to Nationstar Mortgage Holdings Inc.’s Registration Statement on Form S-1 filed with the SEC on January 20, 2012).

10.28	Sale Agreement, dated December 8, 2011, between Newcastle Investment Corp., as buyer, and Nationstar Mortgage LLC, as seller (incorporated by reference to Exhibit 10.38 to Nationstar Mortgage Holdings Inc.’s Registration Statement on Form S-1 filed with the SEC on January 20, 2012).

10.29	Replacement Agreement, dated December 8, 2011, between Newcastle Investment Corp. and Nationstar Mortgage LLC (incorporated by reference to Exhibit 10.29 to Nationstar Mortgage Holdings Inc.’s Registration Statement on Form S-1 filed with the SEC on January 20, 2012).

10.30	As Soon As Pooled Plus Agreement, dated March 24, 2009, between Fannie Mae and Nationstar Mortgage LLC (incorporated by reference to Exhibit 10.30 to Nationstar Mortgage Holdings Inc.’s Registration Statement on Form S-1 filed with the SEC on January 20, 2012).

10.31	Amended and Restated Master Repurchase Agreement, dated October 21, 2010, between Bank of America, N.A., as buyer, and Nationstar Mortgage LLC, as seller (incorporated by reference to Exhibit 10.31 to Nationstar Mortgage Holdings Inc.’s Registration Statement on Form S-1 filed with the SEC on January 20, 2012).

10.32	Amended and Restated Transactions Terms Letter, dated October 21, 2010, between Bank of America, N.A., as buyer, and Nationstar Mortgage LLC, as seller (incorporated by reference to Exhibit 10.32 to Nationstar Mortgage Holdings Inc.’s Registration Statement on Form S-1 filed with the SEC on January 20, 2012).

10.33	Amendment Number One to the Amended and Restated Master Repurchase Agreement, dated November 24, 2010, between Bank of America, N.A., as buyer, and Nationstar Mortgage LLC, as seller (incorporated by reference to Exhibit 10.33 to Nationstar Mortgage Holdings Inc.’s Registration Statement on Form S-1 filed with the SEC on January 20, 2012).

10.34	Amendment Number Two to the Amended and Restated Master Repurchase Agreement, dated October 20, 2011, between Bank of America, N.A., as buyer, and Nationstar Mortgage LLC, as seller (incorporated by reference to Exhibit 10.34 to Nationstar Mortgage Holdings Inc.’s Registration Statement on Form S-1 filed with the SEC on January 20, 2012).

10.35	Amendment Number Three to the Amended and Restated Master Repurchase Agreement, dated January 17, 2012, between Bank of America, N.A., as buyer, and Nationstar Mortgage LLC, as seller (incorporated by reference to Exhibit 10.35 to Nationstar Mortgage Holdings Inc.’s Registration Statement on Form S-1 filed with the SEC on January 20, 2012).

10.36	Amendment Number Three to the Amended and Restated Transactions Terms Letter, dated January 17, 2012, between Bank of America, N.A., as buyer, and Nationstar Mortgage LLC, as seller (incorporated by reference to Exhibit 10.36 to Nationstar Mortgage Holdings Inc.’s Registration Statement on Form S-1 filed with the SEC on January 20, 2012).

10.37	Mortgage Selling and Servicing Contract, dated July 31, 1997, between Fannie Mae and Centex Home Equity Corp (incorporated by reference to Exhibit 10.37 to Nationstar Mortgage Holdings Inc.’s Registration Statement on Form S-1 filed with the SEC on January 20, 2012).

10.38	Addendum to Mortgage Selling and Servicing Contract, dated September 12, 2006, between Fannie Mae and Nationstar Mortgage LLC (incorporated by reference to Exhibit 10.38 to Nationstar Mortgage Holdings Inc.’s Registration Statement on Form S-1 filed with the SEC on January 20, 2012).

10.39	Consulting Agreement, dated as of February 20, 2012, between Anthony Barone, as consultant, and Nationstar Mortgage LLC (incorporated by reference to Exhibit 10.39 to Nationstar Mortgage Holdings Inc.’s Registration Statement on Form S-1 filed with the SEC on February 24, 2012).

10.40	Letter Agreement, dated as of February 20, 2012, between Anthony Barone, Nationstar Mortgage LLC, and FIF HE Holdings LLC (incorporated by reference to Exhibit 10.40 to Nationstar Mortgage Holdings Inc.’s Registration Statement on Form S-1 filed with the SEC on February 24, 2012).

10.41	Further Amended and Restated Servicer Advance Early Reimbursement Mechanics Addendum, dated as of May 1, 2011, between Nationstar Mortgage LLC and Fannie Mae (incorporated by reference to Exhibit 10.49 to Nationstar Mortgage Holdings Inc.’s Registration Statement on Form S-1 filed with the SEC on February 8, 2012).

10.42	Corrected and Restated Amendment to Amended and Restated Servicer Advance Early Reimbursement Mechanics Addendum, dated as of September 1, 2011, between Nationstar Mortgage LLC and Fannie Mae (incorporated by reference to Exhibit 10.49 to Nationstar Mortgage Holdings Inc.’s Registration Statement on Form S-1 filed with the SEC on February 8, 2012).

10.43	Third Amendment to Amended and Restated Servicer Advance Early Reimbursement Mechanics Addendum, dated as of December 20, 2011, between Nationstar Mortgage LLC and Fannie Mae (incorporated by reference to Exhibit 10.43 to Nationstar Mortgage Holdings Inc.’s Registration Statement on Form S-1 filed with the SEC on February 8, 2012).

10.44	Amendment Number Three to Fifth Amended and Restated Master Repurchase Agreement, dated as of December 5, 2011, between The Royal Bank of Scotland plc and Nationstar Mortgage LLC (incorporated by reference to Exhibit 10.44 to Nationstar Mortgage Holdings Inc.’s Registration Statement on Form S-1 filed with the SEC on February 8, 2012).

10.45	Amendment to Strategic Relationship Agreement, dated as of November 17, 2011, between Fannie Mae and Nationstar Mortgage LLC (incorporated by reference to Exhibit 10.45 to Nationstar Mortgage Holdings Inc.’s Registration Statement on Form S-1 filed with the SEC on February 8, 2012).

10.46	First Amendment to Subservicing Agreement, dated as of September 30, 2011, between Fannie Mae and Nationstar Mortgage LLC (incorporated by reference to Exhibit 10.46 to Nationstar Mortgage Holdings Inc.’s Registration Statement on Form S-1 filed with the SEC on February 8, 2012).

10.47	Second Amendment to Subservicing Agreement, dated as of December 5, 2011, between Fannie Mae and Nationstar Mortgage LLC (incorporated by reference to Exhibit 10.47 to Nationstar Mortgage Holdings Inc.’s Registration Statement on Form S-1 filed with the SEC on February 8, 2012).

10.48	Third Amendment to Subservicing Agreement, dated as of December 20, 2011, between Fannie Mae and Nationstar Mortgage LLC (incorporated by reference to Exhibit 10.48 to Nationstar Mortgage Holdings Inc.’s Registration Statement on Form S-1 filed with the SEC on February 8, 2012).

10.49	Amendment to the Fifth Amended and Restated Master Repurchase Agreement, dated as of February 21, 2012, between Nationstar Mortgage LLC and The Royal Bank of Scotland plc (incorporated by reference to Exhibit 10.49 to Nationstar Mortgage Holdings Inc.’s Registration Statement on Form S-1 filed with the SEC on February 24, 2012).

10.50	Amendment and Waiver to the Amended and Restated Master Repurchase Agreement and the Transition Subservicing Agreement, dated as of February 21, 2012 between Nationstar Mortgage LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.50 to Nationstar Mortgage Holdings Inc.’s Registration Statement on Form S-1 filed with the SEC on February 24, 2012).

10.51	Receivables Purchase Agreement, dated as of November 15, 2010, among Nationstar Mortgage Advance Receivables Trust 2010-ADV1, Nationstar Advance Funding LLC, and Nationstar Mortgage LLC (incorporated by reference to Exhibit 10.51 to Nationstar Mortgage Holdings Inc.’s Registration Statement on Form S-1 filed with the SEC on February 24, 2012).

10.52	Form of Indemnification Agreement with directors and officers (incorporated by reference to Exhibit 10.52 to Nationstar Mortgage Holdings Inc.’s Registration Statement on Form S-1 filed with the SEC on February 24, 2012).

10.53	Lease Agreement, dated as of May 20, 2003, between Centex Office Vista Ridge Lewisville II L.P. and Centex Home Equity Company, LLC (incorporated by reference to Exhibit 10.53 to Nationstar Mortgage Holdings Inc.’s Registration Statement on Form S-1 filed with the SEC on February 24, 2012).

10.54	First Amendment to Lease Agreement, dated as of May 31, 2004, between Centex Office Vista Ridge Lewisville II, L.P. and Centex Home Equity Company, LLC (incorporated by reference to Exhibit 10.54 to Nationstar Mortgage Holdings Inc.’s Registration Statement on Form S-1 filed with the SEC on February 24, 2012).

10.55	Lease Agreement, dated as of October 8, 2001, between Centex Office Vista Ridge Lewisville I, L.P. and Centex Home Equity Company, LLC (incorporated by reference to Exhibit 10.55 to Nationstar Mortgage Holdings Inc.’s Registration Statement on Form S-1 filed with the SEC on February 24, 2012).

10.56	First Amendment to Lease Agreement, dated as of August 28, 2002, between Centex Office Vista Ridge Lewisville I, L.P. and Centex Home Equity Home Equity Company, LLC (incorporated by reference to Exhibit 10.56 to Nationstar Mortgage Holdings Inc.’s Registration Statement on Form S-1 filed with the SEC on February 24, 2012).

10.57	Amendment Number Four to Fifth Amended and Restated Master Repurchase Agreement, dated as of February 25, 2012, between The Royal Bank of Scotland plc and Nationstar Mortgage LLC (incorporated by reference to Exhibit 10.58 to Nationstar Mortgage Holdings Inc.’s Registration Statement on Form S-1 filed with the SEC on February 24, 2012).

10.58	Asset Purchase Agreement, dated as of March 6, 2012, among Aurora Bank FSB, Aurora Loan Services LLC and Nationstar Mortgage LLC (incorporated by reference to Exhibit 10.1 to Nationstar Mortgage LLC’s Current Report on Form 8-K filed with the SEC on March 6, 2012).

10.59	Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of March 6, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.2 to Nationstar Mortgage LLC’s Current Report on Form 8-K filed with the SEC on March 6, 2012).

10.60	Future Spread Agreement for FNMA Mortgage Loans, dated March 6, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.3 to Nationstar Mortgage LLC’s Current Report on Form 8-K filed with the SEC on March 6, 2012).

10.61	Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of March 6, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.4 to Nationstar Mortgage LLC’s Current Report on Form 8-K filed with the SEC on March 6, 2012).

10.62	Future Spread Agreement for FHLMC Mortgage Loans, dated March 6, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.5 to Nationstar Mortgage LLC’s Current Report on Form 8-K filed with the SEC on March 6, 2012).

10.63	Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of March 6, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.6 to Nationstar Mortgage LLC’s Current Report on Form 8-K filed with the SEC on March 6, 2012).

10.64	Future Spread Agreement for Non-Agency Mortgage Loans, dated March 6, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.7 to Nationstar Mortgage LLC’s Current Report on Form 8-K filed with the SEC on March 6, 2012).

21.1	List of subsidiaries of Nationstar Mortgage LLC.

24.1	Power of Attorney (included on signature page).

31.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

* Filed herewith.

** Furnished herewith, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that Jay Bray. whose signature appears below constitutes and appoints Anthony W. Villani his or her true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for him or her and in his or her name, place and stead, in any and all capacities, to execute any or all current, quarterly or annual reports and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

NATIONSTAR MORTGAGE LLC.

/s/ Jay Bray
Jay Bray Chief Executive Officer, President and Chief Financial Officer

Date: March 15, 2012

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Formation of Nationstar Mortgage LLC (incorporated by reference to Exhibit 3.1 to Nationstar Mortgage LLC’s Registration Statement on Form S-4 filed with the SEC on December 22, 2010).

3.2	Operating Agreement of Nationstar Mortgage LLC (incorporated by reference to Exhibit 3.1 to Nationstar Mortgage LLC’s Registration Statement on Form S-4 filed with the SEC on December 22, 2010).

4.1	Indenture, dated as of March 26, 2010, among Nationstar Mortgage LLC, Nationstar Capital Corporation, and Wells Fargo Bank, N.A., as trustee, including the form of 10.875% Senior Note due 2015 (incorporated by reference to Exhibit 4.1 to Nationstar Mortgage LLC’s Registration Statement on Form S-4 filed with the SEC on December 23, 2010).

4.2	Supplemental Indenture, dated as of August 31, 2010, among NSM Recovery Services Inc, a subsidiary of Nationstar Mortgage LLC, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Nationstar Mortgage LLC’s Registration Statement on Form S-4 filed with the SEC on December 23, 2010).

4.3	Supplemental Indenture, dated as of December 13, 2010, among NSM Foreclosure Services Inc, a subsidiary of Nationstar Mortgage LLC, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to Nationstar Mortgage LLC’s Registration Statement on Form S-4 filed with the SEC on December 23, 2010).

4.4	Supplemental Indenture, dated as of December 19, 2011, among Nationstar Mortgage LLC, Nationstar Capital Corporation, Centex Land Vista Ridge Lewisville III General Partner, LLC, Centex Land Vista Ridge Lewisville III, L.P., Harwood Service Company LLC, Harwood Insurance Services, LLC, Harwood Service Company of Georgia, LLC, Harwood Service Company of New Jersey, LLC, Homeselect Settlement Solutions, LLC, Nationstar 2009 Equity Corporation, Nationstar Equity Corporation, Nationstar Industrial Loan Company, Nationstar Industrial Loan Corporation, NSM Recovery Services, Inc., NSM Foreclosure Services, Inc., and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Nationstar Mortgage LLC’s Current Report on Form 8-K filed with the SEC on December 19, 2011).

4.5	Registration Rights Agreement, dated as of March 26, 2010, among Nationstar Mortgage LLC, Nationstar Capital Corporation, Barclays Capital Inc., Banc of America Securities LLC, Deutsche Bank Securities Inc. and RBS Securities Inc. (incorporated by reference to Exhibit 4.4 to Nationstar Mortgage LLC’s Registration Statement on Form S-4 filed with the SEC on December 23, 2010).

4.6	Registration Rights Agreement, dated as of March 26, 2010, among Nationstar Mortgage LLC, Nationstar Capital Corporation, Barclays Capital Inc., Banc of America Securities LLC, Deutsche Bank Securities Inc. and RBS Securities Inc. (incorporated by reference to Exhibit 10.1 to Nationstar Mortgage LLC’s Current Report on Form 8-K filed with the SEC on December 19, 2011).

10.1	Amended and Restated Servicer Advance Early Reimbursement Addendum, dated as of August 16, 2010, between Nationstar Mortgage LLC and Fannie Mae (incorporated by reference to Exhibit 10.1 to Nationstar Mortgage LLC’s Registration Statement on Form S-4 filed with the SEC on December 23, 2010).

10.2	Fifth Amended and Restated Master Repurchase Agreement, dated as of January 27, 2010, between The Royal Bank of Scotland plc, as buyer, and Nationstar Mortgage LLC, as seller (incorporated by reference to Exhibit 10.2 to Nationstar Mortgage LLC’s Registration Statement on Form S-4 filed with the SEC on December 23, 2010).

10.3	Amendment Number One to Fifth Amended and Restated Master Repurchase Agreement, and Amendment Number One to Fifth Amended and Restated Pricing Side Letter, both dated as of April 6, 2010, between The Royal Bank of Scotland plc and Nationstar Mortgage LLC. (incorporated by reference to Exhibit 10.3 to Amendment No. 3 to Nationstar Mortgage LLC’s Registration Statement on Form S-4 filed with the SEC on April 27, 2011).

10.4	Amendment Number Two to Fifth Amended and Restated Master Repurchase Agreement, and Amendment Number Two to Fifth Amended and Restated Pricing Side Letter, both dated as of February 25, 2011, between The Royal Bank of Scotland plc and Nationstar Mortgage LLC. (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to Nationstar Mortgage LLC’s Registration Statement on Form S-4 filed with the SEC on April 27, 2011).

10.5	Subservicing Agreement, dated as of October 29, 2010, between Fannie Mae and Nationstar Mortgage LLC (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to Nationstar Mortgage LLC’s Registration Statement on Form S-4 filed with the SEC on February 9, 2011).

10.6	Strategic Relationship Agreement, dated as of December 16, 2009, between Fannie Mae and Nationstar Mortgage LLC (incorporated by reference to Exhibit 10.4 to Nationstar Mortgage LLC’s Registration Statement on Form S-4 filed with the SEC on December 23, 2010).

10.7	Subservicing Agreement, dated as of February 1, 2011, among MorEquity, Inc., American General Financial Services of Arkansas, Inc. and American General Home Equity, Inc. as owners and as servicers, and Nationstar Mortgage LLC, as subservicer. (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to Nationstar Mortgage LLC’s Registration Statement on Form S-4 filed with the SEC on March 28, 2011).

10.8	Subservicing Agreement (American General Mortgage Loan Trust 2006-1), dated as of February 1, 2011, between MorEquity, Inc., as servicer, and Nationstar Mortgage LLC, as subservicer (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to Nationstar Mortgage LLC’s Registration Statement on Form S-4 filed with the SEC on March 28, 2011).

10.9	Subservicing Agreement (American General Mortgage Loan Trust 2010-1), dated as of February 1, 2011, between MorEquity, Inc., as servicer, and Nationstar Mortgage LLC, as subservicer. (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to Nationstar Mortgage LLC’s Registration Statement on Form S-4 filed with the SEC on March 28, 2011).

10.10	Sale and Servicing Agreement, dated as of April 6, 2006, between The Financial Asset Securities Corp., as Depositor, Centex Home Equity Company, LLC, as Originator and Servicer, Newcastle Mortgage Securities Trust 2006-1, as Issuer, and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.10 to Amendment No. 5 to Nationstar Mortgage LLC’s Registration Statement on Form S-4 filed with the SEC on June 10, 2011).

10.11	Sale and Servicing Agreement, dated as of July 12, 2007, between Bear Stearns Asset-Backed Securities I LLC, as Depositor, Nationstar Mortgage LLC, as Servicer, Newcastle Mortgage Securities Trust 2007-1, as Issuing Entity, Wells Fargo Bank, N.A., as Master Servicer, Securities Administrator and Custodian, and The Bank of New York, as Indenture Trustee. (incorporated by reference to Exhibit 10.11 to Amendment No. 5 to Nationstar Mortgage LLC’s Registration Statement on Form S-4 filed with the SEC on June 10, 2011).

10.12	Subservicing Agreement, effective as of June 21, 2011, between First Tennessee Bank National Association, as Owner and Master Servicer, and Nationstar Mortgage LLC, as Servicer and Subservicer (incorporated by reference to Exhibit 10.12 to Amendment No. 6 to Nationstar Mortgage LLC’s Registration Statement on Form S-4 filed with the SEC on June 30, 2011).

10.13	Employment Agreement, dated as of January 29, 2008, by and between Nationstar Mortgage LLC and Robert L. Appel (incorporated by reference to Exhibit 10.5 to Nationstar Mortgage LLC’s Registration Statement on Form S-4 filed with the SEC on December 23, 2010).

10.14	Amendment, dated as of September 17, 2010, to Employment Agreement dated January 29, 2008 by and between Nationstar Mortgage LLC and Robert L. Appel (incorporated by reference to Exhibit 10.6 to Nationstar Mortgage LLC’s Registration Statement on Form S-4 filed with the SEC on December 23, 2010).

10.15	Employment Agreement, dated as of February 19, 2009, by and between Nationstar Mortgage LLC and Douglas Krueger (incorporated by reference to Exhibit 10.7 to Nationstar Mortgage LLC’s Registration Statement on Form S-4 filed with the SEC on December 23, 2010).

10.16	Employment Agreement, dated as of September 17, 2010, by and between Nationstar Mortgage LLC and Anthony H. Barone (incorporated by reference to Exhibit 10.8 to Nationstar Mortgage LLC’s Registration Statement on Form S-4 filed with the SEC on December 23, 2010).

10.17	Employment Agreement, dated as of September 17, 2010, by and between the Company and Jesse K. Bray (incorporated by reference to Exhibit 10.9 to Nationstar Mortgage LLC’s Registration Statement on Form S-4 filed with the SEC on December 23, 2010).

10.18	Employment Agreement, dated as of September 17, 2010, by and between Nationstar Mortgage LLC and Amar Patel (incorporated by reference to Exhibit 10.10 to Nationstar Mortgage LLC’s Registration Statement on Form S-4 filed with the SEC on December 23, 2010).

10.19	Form of Restricted Series 1 Preferred Unit Award Agreement under FIF HE Holdings LLC Fifth Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 10.11 to Nationstar Mortgage LLC’s Registration Statement on Form S-4 filed with the SEC on December 23, 2010).

10.20	Form of Series 1 Class A Unit Award Agreement under FIF HE Holdings LLC Fifth Amended and Restated Limited Liability Company (incorporated by reference to Exhibit 10.12 to Nationstar Mortgage LLC’s Registration Statement on Form S-4 filed with the SEC on December 23, 2010).

10.21	Form of Series 2 Class A Unit Award Agreement under FIF HE Holdings LLC Fifth Amended and Restated Limited Liability Company (incorporated by reference to Exhibit 10.13 to Nationstar Mortgage LLC’s Registration Statement on Form S-4 filed with the SEC on December 23, 2010).

10.22	Nationstar Mortgage LLC Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.14 to Nationstar Mortgage LLC’s Registration Statement on Form S-4 filed with the SEC on December 23, 2010).

10.23	Nationstar Mortgage LLC Incentive Program Summary (incorporated by reference to Exhibit 10.15 to Nationstar Mortgage LLC’s Registration Statement on Form S-4 filed with the SEC on December 23, 2010).

10.24	Nationstar Mortgage LLC Long-Term Incentive Plan for Mr. Krueger. (incorporated by reference to Exhibit 10.16 to Nationstar Mortgage LLC’s Registration Statement on Form S-4 filed with the SEC on December 23, 2010).

10.25	Fifth Amended and Restated Limited Liability Company Agreement of FIF HE HOLDINGS LLC (incorporated by reference to Exhibit 10.25 to Amendment No. 6 to Nationstar Mortgage LLC’s Registration Statement on Form S-4 filed with the SEC on June 30, 2011).

10.26	Mortgage Servicing Rights Purchase and Sale Agreement, dated and effective as of September 30, 2011, between Bank of America, National Association, as seller, and Nationstar Mortgage LLC, as buyer (incorporated by reference to Exhibit 2.1 to Nationstar Mortgage LLC’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2011).

10.27	Servicer Rights Sale and Issuer Transfer Agreement, dated December 5, 2011, between Bank of America, National Association, as seller, and Nationstar Mortgage LLC, as buyer (incorporated by reference to Exhibit 10.27 to Nationstar Mortgage Holdings Inc.’s Registration Statement on Form S-1 filed with the SEC on Jaunary 20, 2012).

10.28	Sale Agreement, dated December 8, 2011, between Newcastle Investment Corp., as buyer, and Nationstar Mortgage LLC, as seller (incorporated by reference to Exhibit 10.38 to Nationstar Mortgage Holdings Inc.’s Registration Statement on Form S-1 filed with the SEC on January 20, 2012).

10.29	Replacement Agreement, dated December 8, 2011, between Newcastle Investment Corp. and Nationstar Mortgage LLC (incorporated by reference to Exhibit 10.29 to Nationstar Mortgage Holdings Inc.’s Registration Statement on Form S-1 filed with the SEC on January 20, 2012).

10.30	As Soon As Pooled Plus Agreement, dated March 24, 2009, between Fannie Mae and Nationstar Mortgage LLC (incorporated by reference to Exhibit 10.30 to Nationstar Mortgage Holdings Inc.’s Registration Statement on Form S-1 filed with the SEC on January 20, 2012).

10.31	Amended and Restated Master Repurchase Agreement, dated October 21, 2010, between Bank of America, N.A., as buyer, and Nationstar Mortgage LLC, as seller (incorporated by reference to Exhibit 10.31 to Nationstar Mortgage Holdings Inc.’s Registration Statement on Form S-1 filed with the SEC on January 20, 2012).

10.32	Amended and Restated Transactions Terms Letter, dated October 21, 2010, between Bank of America, N.A., as buyer, and Nationstar Mortgage LLC, as seller (incorporated by reference to Exhibit 10.32 to Nationstar Mortgage Holdings Inc.’s Registration Statement on Form S-1 filed with the SEC on January 20, 2012).

10.33	Amendment Number One to the Amended and Restated Master Repurchase Agreement, dated November 24, 2010, between Bank of America, N.A., as buyer, and Nationstar Mortgage LLC, as seller (incorporated by reference to Exhibit 10.33 to Nationstar Mortgage Holdings Inc.’s Registration Statement on Form S-1 filed with the SEC on January 20, 2012).

10.34	Amendment Number Two to the Amended and Restated Master Repurchase Agreement, dated October 20, 2011, between Bank of America, N.A., as buyer, and Nationstar Mortgage LLC, as seller (incorporated by reference to Exhibit 10.34 to Nationstar Mortgage Holdings Inc.’s Registration Statement on Form S-1 filed with the SEC on January 20, 2012).

10.35	Amendment Number Three to the Amended and Restated Master Repurchase Agreement, dated January 17, 2012, between Bank of America, N.A., as buyer, and Nationstar Mortgage LLC, as seller (incorporated by reference to Exhibit 10.35 to Nationstar Mortgage Holdings Inc.’s Registration Statement on Form S-1 filed with the SEC on January 20, 2012).

10.36	Amendment Number Three to the Amended and Restated Transactions Terms Letter, dated January 17, 2012, between Bank of America, N.A., as buyer, and Nationstar Mortgage LLC, as seller (incorporated by reference to Exhibit 10.36 to Nationstar Mortgage Holdings Inc.’s Registration Statement on Form S-1 filed with the SEC on January 20, 2012).

10.37	Mortgage Selling and Servicing Contract, dated July 31, 1997, between Fannie Mae and Centex Home Equity Corp (incorporated by reference to Exhibit 10.37 to Nationstar Mortgage Holdings Inc.’s Registration Statement on Form S-1 filed with the SEC on January 20, 2012).

10.38	Addendum to Mortgage Selling and Servicing Contract, dated September 12, 2006, between Fannie Mae and Nationstar Mortgage LLC (incorporated by reference to Exhibit 10.38 to Nationstar Mortgage Holdings Inc.’s Registration Statement on Form S-1 filed with the SEC on January 20, 2012).

10.39	Consulting Agreement, dated as of February 20, 2012, between Anthony Barone, as consultant, and Nationstar Mortgage LLC (incorporated by reference to Exhibit 10.39 to Nationstar Mortgage Holdings Inc.’s Registration Statement on Form S-1 filed with the SEC on February 24, 2012).

10.40	Letter Agreement, dated as of February 20, 2012, between Anthony Barone, Nationstar Mortgage LLC, and FIF HE Holdings LLC (incorporated by reference to Exhibit 10.40 to Nationstar Mortgage Holdings Inc.’s Registration Statement on Form S-1 filed with the SEC on February 24, 2012).

10.41	Further Amended and Restated Servicer Advance Early Reimbursement Mechanics Addendum, dated as of May 1, 2011, between Nationstar Mortgage LLC and Fannie Mae (incorporated by reference to Exhibit 10.49 to Nationstar Mortgage Holdings Inc.’s Registration Statement on Form S-1 filed with the SEC on February 8, 2012).

10.42	Corrected and Restated Amendment to Amended and Restated Servicer Advance Early Reimbursement Mechanics Addendum, dated as of September 1, 2011, between Nationstar Mortgage LLC and Fannie Mae (incorporated by reference to Exhibit 10.49 to Nationstar Mortgage Holdings Inc.’s Registration Statement on Form S-1 filed with the SEC on February 8, 2012).

10.43	Third Amendment to Amended and Restated Servicer Advance Early Reimbursement Mechanics Addendum, dated as of December 20, 2011, between Nationstar Mortgage LLC and Fannie Mae (incorporated by reference to Exhibit 10.43 to Nationstar Mortgage Holdings Inc.’s Registration Statement on Form S-1 filed with the SEC on February 8, 2012).

10.44	Amendment Number Three to Fifth Amended and Restated Master Repurchase Agreement, dated as of December 5, 2011, between The Royal Bank of Scotland plc and Nationstar Mortgage LLC (incorporated by reference to Exhibit 10.44 to Nationstar Mortgage Holdings Inc.’s Registration Statement on Form S-1 filed with the SEC on February 8, 2012).

10.45	Amendment to Strategic Relationship Agreement, dated as of November 17, 2011, between Fannie Mae and Nationstar Mortgage LLC (incorporated by reference to Exhibit 10.45 to Nationstar Mortgage Holdings Inc.’s Registration Statement on Form S-1 filed with the SEC on February 8, 2012).

10.46	First Amendment to Subservicing Agreement, dated as of September 30, 2011, between Fannie Mae and Nationstar Mortgage LLC (incorporated by reference to Exhibit 10.46 to Nationstar Mortgage Holdings Inc.’s Registration Statement on Form S-1 filed with the SEC on February 8, 2012).

10.47	Second Amendment to Subservicing Agreement, dated as of December 5, 2011, between Fannie Mae and Nationstar Mortgage LLC (incorporated by reference to Exhibit 10.47 to Nationstar Mortgage Holdings Inc.’s Registration Statement on Form S-1 filed with the SEC on February 8, 2012).

10.48	Third Amendment to Subservicing Agreement, dated as of December 20, 2011, between Fannie Mae and Nationstar Mortgage LLC (incorporated by reference to Exhibit 10.48 to Nationstar Mortgage Holdings Inc.’s Registration Statement on Form S-1 filed with the SEC on February 8, 2012).

10.49	Amendment to the Fifth Amended and Restated Master Repurchase Agreement, dated as of February 21, 2012, between Nationstar Mortgage LLC and The Royal Bank of Scotland plc (incorporated by reference to Exhibit 10.49 to Nationstar Mortgage Holdings Inc.’s Registration Statement on Form S-1 filed with the SEC on February 24, 2012).

10.50	Amendment and Waiver to the Amended and Restated Master Repurchase Agreement and the Transition Subservicing Agreement, dated as of February 21, 2012 between Nationstar Mortgage LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.50 to Nationstar Mortgage Holdings Inc.’s Registration Statement on Form S-1 filed with the SEC on February 24, 2012).

10.51	Receivables Purchase Agreement, dated as of November 15, 2010, among Nationstar Mortgage Advance Receivables Trust 2010-ADV1, Nationstar Advance Funding LLC, and Nationstar Mortgage LLC (incorporated by reference to Exhibit 10.51 to Nationstar Mortgage Holdings Inc.’s Registration Statement on Form S-1 filed with the SEC on February 24, 2012).

10.52	Form of Indemnification Agreement with directors and officers (incorporated by reference to Exhibit 10.52 to Nationstar Mortgage Holdings Inc.’s Registration Statement on Form S-1 filed with the SEC on February 24, 2012).

10.53	Lease Agreement, dated as of May 20, 2003, between Centex Office Vista Ridge Lewisville II L.P. and Centex Home Equity Company, LLC (incorporated by reference to Exhibit 10.53 to Nationstar Mortgage Holdings Inc.’s Registration Statement on Form S-1 filed with the SEC on February 24, 2012).

10.54	First Amendment to Lease Agreement, dated as of May 31, 2004, between Centex Office Vista Ridge Lewisville II, L.P. and Centex Home Equity Company, LLC (incorporated by reference to Exhibit 10.54 to Nationstar Mortgage Holdings Inc.’s Registration Statement on Form S-1 filed with the SEC on February 24, 2012).

10.55	Lease Agreement, dated as of October 8, 2001, between Centex Office Vista Ridge Lewisville I, L.P. and Centex Home Equity Company, LLC (incorporated by reference to Exhibit 10.55 to Nationstar Mortgage Holdings Inc.’s Registration Statement on Form S-1 filed with the SEC on February 24, 2012).

10.56	First Amendment to Lease Agreement, dated as of August 28, 2002, between Centex Office Vista Ridge Lewisville I, L.P. and Centex Home Equity Home Equity Company, LLC (incorporated by reference to Exhibit 10.56 to Nationstar Mortgage Holdings Inc.’s Registration Statement on Form S-1 filed with the SEC on February 24, 2012).

10.57	Amendment Number Four to Fifth Amended and Restated Master Repurchase Agreement, dated as of February 25, 2012, between The Royal Bank of Scotland plc and Nationstar Mortgage LLC (incorporated by reference to Exhibit 10.58 to Nationstar Mortgage Holdings Inc.’s Registration Statement on Form S-1 filed with the SEC on February 24, 2012).

10.58	Asset Purchase Agreement, dated as of March 6, 2012, among Aurora Bank FSB, Aurora Loan Services LLC and Nationstar Mortgage LLC (incorporated by reference to Exhibit 10.1 to Nationstar Mortgage LLC’s Current Report on Form 8-K filed with the SEC on March 6, 2012).

10.59	Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of March 6, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.2 to Nationstar Mortgage LLC’s Current Report on Form 8-K filed with the SEC on March 6, 2012).

10.60	Future Spread Agreement for FNMA Mortgage Loans, dated March 6, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.3 to Nationstar Mortgage LLC’s Current Report on Form 8-K filed with the SEC on March 6, 2012).

10.61	Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of March 6, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.4 to Nationstar Mortgage LLC’s Current Report on Form 8-K filed with the SEC on March 6, 2012).

10.62	Future Spread Agreement for FHLMC Mortgage Loans, dated March 6, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.5 to Nationstar Mortgage LLC’s Current Report on Form 8-K filed with the SEC on March 6, 2012).

10.63	Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of March 6, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.6 to Nationstar Mortgage LLC’s Current Report on Form 8-K filed with the SEC on March 6, 2012).

10.64	Future Spread Agreement for Non-Agency Mortgage Loans, dated March 6, 2012, between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.7 to Nationstar Mortgage LLC’s Current Report on Form 8-K filed with the SEC on March 6, 2012).

21.1	List of subsidiaries of Nationstar Mortgage LLC.

24.1	Power of Attorney (included on signature page).

31.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a 14(a) and 15d 14(a) under the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 USC. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

* Filed herewith.

** Furnished herewith, not filed.